Form 10QSB
period 1996-06-30
FIRST AMERICAN CLOCK CO
filed 1996-09-09
CIK 947969

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                          FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 1996

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               COMMISSION FILE NUMBER:  33-93994


                    FIRST AMERICAN CLOCK CO.
     (Exact name of registrant as specified in its charter)


      NEVADA                                       87-0543565
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)

           861 East Baker Street, Midvale, Utah 84047
            (Address of principal executive offices)

                         (801) 484-8680
      (Registrant's telephone number, including area code)

     3211 South Highland Drive, Salt Lake City, Utah 84106
         (Former address, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at June 30, 1996:
908,300



                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     See attached.

Item 2:  Management's Discussion & Analysis or Plan of Operations

     The Company was only recently incorporated on May 17, 1995. The Company has not yet generated revenues from operations and is considered a development stage company. To date, activities have been limited to organizational matters, the preparation and filing of a registration statement to register a public offering of its securities (pursuant to which the Company offered and sold 108,300 shares of common stock and raised gross proceeds of $54,150), and purchases of initial inventory. Such offering was not completed and closed until late March, 1996. The Company has no significant assets other than the net proceeds from the offering and the inventory purchased.

     Management's plan of operation for the next twelve months is to use the net proceeds from the offering to acquire antique, museum quality clocks, watches and other timepieces for resale. A portion of the proceeds will also be used to provide initial working capital for the operation of the Company's proposed business. The Company is totally dependent upon the net proceeds of this offering to provide the working capital necessary to conduct its intended business operations. The Company was formed to engage in the business of retailing and/or wholesaling unusual and unique timepieces of museum quality. The Company intends to acquire antique, museum quality timepieces and market such timepieces to museums or other institutional buyers, private collectors and the general public. This is based solely on management's belief that in some instances the timepieces it may acquire are presently in the hands of private collectors who are not holding them out for sale to the general public. In the event the Company acquires such pieces but does not, in any instance, have a prearranged buyer, it would make such items available for sale to the general public through Mr. Jardine's retail business.

     Inasmuch as the offering was not completed and the Company did not receive any net proceeds therefrom until late March, 1996, the Company did not commence operations until after the offering closed, and has only made purchases of inventory thus far, but has not yet generated any revenues from sales. There is absolutely no assurance that the proposed business will succeed and that the Company will be able, with the proceeds of the offering, to find, acquire and resell the type of antique, museum quality clocks and timepieces that it desires to market. In the event the proposed business is unsuccessful, there is no assurance the Company could successfully become involved in any other business venture. The Company presently has no plans, commitments or arrangements with respect to any other proposed business venture.

     Mr. Jardine, the President and sole officer and director, is aware and has inquired of several dozen persons known to him to be interested in buying museum quality antique timepieces and is aware of more than a dozen collectors who are interested in selling pieces from their collections, including individuals in both the United States and Europe with extensive collections. Mr. Jardine is also aware of auctions, shows and other events where buying and selling takes place which he plans to attend to the extent funds permit. Based on this, as well as his general knowledge of the industry, Mr. Jardine believes that the Company will be able to find and acquire the necessary timepieces to have suitable inventory to market. Mr. Jardine intends to investigate the museum quality antique timepiece market in both the United States and Europe, and believes that with his 25 years of experience in purchasing and selling antique clocks in the United States and Europe that the Company should be able to find sufficient inventory to acquire and market. However, there is no assurance that the business skills acquired by the President in the general antique clock market will enable him to buy and sell museum quality antique timepieces, since he has only limited prior experience in this limited aspect of the more general antique clock market.

     At this time, no assurances can be given with respect to the length of time after commencement of operations that it will be necessary to fund operations from proceeds of the offering. Management began investigating the antique timepiece market and entering into contractual or other arrangements for acquisition of the inventory as soon as possible after the offering was completed and the proceeds therefrom received by the Company, and intneds to resell such inventory as quickly as possible at a sufficient markup to cover travel and other marketing expenses as well as provide additional proceeds for the continuing acquisition of inventory.

     Management believes that the proceeds of the offering will be sufficient for acquisition of several timepieces and will cover the operating expenses of the Company for up to six months after commencement of operations, during which time managment believes the company can begin generating sufficient revenues from sales and operations to thereafter cover ongoing expenses. However, there is absolutely no assurance of this, and if the Company is unable to generate sufficient revenues from operations to cover expenses within such time frame, it will have to seek additional debt or equity financing for which it has no commitments.


                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Change in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     None

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              First American Clock Co.




Date:  August 30, 1996        by:  /s/ Mick Jardine, Chairman

            FIRST AMERICAN CLOCK CO.
         (A Development Stage Company)

                  BALANCE SHEET

                     ASSETS


                                                   June 30,      December
                                                     1996        31, 1995
                                                  (Unaudited)
CURRENT ASSETS:
     Cash in bank                                   $   7,688   $     856
     Inventory                                         35,500
     Deferred offering costs                                -       6,744

          Total Current Assets                         43,188       7,600

OTHER ASSETS:
     Organization costs, net of amortization of
$113 and $62                                              887         438

          Total Other Assets                              887         438

TOTAL ASSETS                                        $  44,075   $   8,038

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                               $       -   $     109

          Total Current Liabilities                         -         109

STOCKHOLDERS' EQUITY:
     Preferred stock; $.001 par value,
                    5,000,000 shares authorized,
       no shares issued and outstanding                     -           -
     Common stock; $.001 par value, 50,000,000
          shares authorized, 908,300 and 800,000
       shares issued and outstanding                      908         800
     Capital in excess of par value                    45,753       7,200
     Earnings (deficit) accumulated during the
development stage                                     (2,586)        (71)

          Total Stockholders' Equity                   44,075       7,929

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  44,075   $   8,038

 FIRST AMERICAN CLOCK
         CO.
 (A Development Stage
       Company)

     STATEMENT OF
      OPERATIONS
     (Unaudited)


                            For the          For the       Cumulative
                             Three             Six            During
                             Months           Months           the
                             Ended            Ended        Development
                            June 30,         June 30,         Stage
                          1996    1995     1996     1995

REVENUES:
     Interest            $   18  $   -   $   49    $   -      $   94

EXPENSES:
  Bank charges               30      -       85        -         138
  Amortization expense       25     12       50       12         113
  Professional fees       1,485      -    1,485        -       1,485
  License and fees          225      -      225        -         225
  Travel                    719      -      719        -         719

      Total Expenses      2,484     12    2,564       12       2,680

NET LOSS               $(2,466)  $ (12) $(2,515)   $ (12)    $(2,586)

LOSS PER SHARE            $0.00  $0.00    $0.00    $0.00     $(0.04)

     FIRST AMERICAN CLOCK, CO.
   (A Development Stage Company)

      STATEMENT OF CASH FLOWS
            (Unaudited)


                                        For the         For the     Cumulative
                                         Three            Six           During
                                         Months          Months            the
                                         Ended           Ended     Development
                                        June 30,        June 30,         Stage
                                      1996    1995    1996    1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Interest income                      $18     $0       $49      $0       $94
  Bank charges                        (30)       -      (85)       -     (139)
  Cash paid for organization
expenses,
    suppliers and services         (37,929)  (500)  (38,429)   (500)  (38,929)

    Net Cash use by Operating      (37,941)  (500)  (38,465)   (500)  (38,974)
    Activities

CASH FLOWS FROM INVESTING ACTIVITIES     -       -         -       -         -

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                   -   8,000    54,150   8,000    62,150
  Deferred offering costs          (1,737) (1,100)   (8,853) (1,100)  (15,488)

    Net Cash Provided (Used) by
    Financing Activities            (1,737)  6,900    45,297   6,900    46,662

NET INCREASE (DECREASE) IN CASH    (39,678)  6,400     6,832   6,400     7,688

CASH  -  BEGINNING OF PERIOD         47,366      -       856       -         -

CASH  -  END OF PERIOD               $7,688 $6,400    $7,688  $6,400    $7,688

RECONCILIATION OF NET INCOME TO NET
    CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES

NET INCOME (LOSS)                  $(2,466)  $(12)  $(2,515)   $(12)  $(2,586)

Adjustments to reconcile
  net income (loss) to net cash
  provided (used) by operating
  activities
    Amortization                         25      -        50       -       112
      Change in assets and
      liabilities
        Inventory costs            (35,500)      -  (35,500)       -  (35,500)
        Organization costs                -  (488)     (500)   (488)   (1,000)

          Total Adjustments        (35,475)  (488)  (35,950)   (488)  (36,388)

NET CASH (USED) BY OPERATING
    ACTIVITIES                    $(37,941) $(500) $(38,465)  $(500) $(38,974)

                          FIRST AMERICAN CLOCK CO.
                        (A Development Stage Company)

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statement have been prepared by the Company without audit. In the opinion of management. all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 1996 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 1995 audited financial statement. The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

NOTE 2 - COMPLETED OFFERING OF STOCK

     During the quarter ended March 31, 1996 the Company completed an offering of its common stock in which it sold l08,300 shares of its stock to the public at $.50 per share and raised gross proceeds of $54.150. Direct costs of the offering were $17,007.