Form 10QSB
period 1996-09-30
FIRST AMERICAN CLOCK CO
filed 1996-12-19
CIK 947969

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED:  September 30, 1996

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

YES [X]     NO [ ]

The number of $.001 par value common shares outstanding at September 30, 1996:
908,300

                       PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements




                          FIRST AMERICAN CLOCK CO.
                        (A Development Stage Company)

                                BALANCE SHEET

                                   ASSETS


                                                 September 30,   December
                                                     1996        31, 1995
                                                  (Unaudited)
CURRENT ASSETS:
     Cash in bank                                   $      72   $     856
     Inventory                                         42,500
     Deferred offering costs                                -       6,744

          Total Current Assets                         42,572       7,600

OTHER ASSETS:
     Organization costs, net of amortization of
       $113 and $62                                       837         438

          Total Other Assets                              887         438

TOTAL ASSETS                                        $  43,409   $   8,038

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                               $       -   $     109

          Total Current Liabilities                         -         109

STOCKHOLDERS' EQUITY:
     Preferred stock; $.001 par value,
       5,000,000 shares authorized,
       no shares issued and outstanding                     -           -
     Common stock; $.001 par value, 50,000,000
       shares authorized, 908,300 and 800,000
       shares issued and outstanding                      908         800
     Capital in excess of par value                    45,753       7,200
     Earnings (deficit) accumulated during the
       development stage                               (3,252)        (71)

          Total Stockholders' Equity                   43,409       7,929

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  43,409   $   8,038

                          FIRST AMERICAN CLOCK CO.
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                                 (Unaudited)


                            For the          For the       Cumulative
                             Three             Nine           During
                             Months           Months           the
                             Ended            Ended        Development
                          September 30,    September 30,      Stage
                          1996    1995     1996     1995

REVENUES:
     Interest            $    -  $  21   $   49    $  21      $   94

EXPENSES:
  Bank charges               66     21      151       21         204
  Amortization expense       50     25      100       37         163
  Professional fees         375      -    1,860        -       1,860
  License and fees          175      -      400        -         400
  Travel                      -      -      719        -         719

      Total Expenses        666     46    3,230       58       3,346

NET LOSS               $  (666)  $ (25) $(3,181)   $ (37)    $(3,252)

LOSS PER SHARE            $0.00  $0.00    $0.00    $0.00     $(0.04)

                          FIRST AMERICAN CLOCK, CO.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                        For the         For the     Cumulative
                                         Three           Nine         During
                                         Months          Months         the
                                         Ended           Ended     Development
                                      September 30,   September 30,    Stage
                                      1996    1995    1996    1995

CASH FLOWS FROM OPERATING ACTIVITIES

  Interest income                      $ -    $21       $49     $21       $94
  Bank charges                         (66)   (21)     (151)    (21)     (205)
  Cash paid for organization
    expenses, suppliers and
    services                        (7,550)     -   (45,979)   (500)  (46,479)

    Net Cash used by Operating      (7,616)     -   (46,081)   (500)  (46,590)
    Activities

CASH FLOWS FROM INVESTING ACTIVITIES     -      -         -       -         -

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                  -       -    54,150   8,000    62,150
  Deferred offering costs               -  (5,000)   (8,853) (6,100)  (15,488)

    Net Cash Provided (Used) by
    Financing Activities                -   5,000    45,297   1,900    46,662

NET INCREASE (DECREASE) IN CASH    (7,616)  5,000      (784)  1,400        72

CASH  -  BEGINNING OF PERIOD        7,688   6,400       856       -         -

CASH  -  END OF PERIOD             $   72  $1,400    $   72  $1,400    $   72

RECONCILIATION OF NET INCOME TO NET
    CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES

NET INCOME (LOSS)                  $  (666)  $(25)  $(3,181)   $(37)  $(3,252)

Adjustments to reconcile
  net income (loss) to net cash
  provided (used) by operating
  activities
    Amortization                         50      -       100       -       162
    Change in assets and
      liabilities
        Inventory costs             (7,000)      -  (42,500)       -  (42,500)
        Organization costs                -    (25)    (500)   (463)   (1,000)

          Total Adjustments         (6,950)    (25) (42,900)   (463)  (43,338)

NET CASH (USED) BY OPERATING
    ACTIVITIES                    $ (7,616) $    - $(46,081)  $(500) $(46,590)



                          FIRST AMERICAN CLOCK CO.
                        (A Development Stage Company)

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statement have been prepared by the Company without audit. In the opinion of management. all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at September 30, 1996 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 1995 audited financial statement. The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

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

      Management's plan of operation for the next twelve months is to use the net proceeds from the offering to acquire antique, museum quality clocks, watches and other timepieces for resale. A portion of the proceeds will also be used to provide initial working capital for the operation of the Company's proposed business. The Company is totally dependent upon the net proceeds of this offering to provide the working capital necessary to conduct its intended business operations. The Company was formed to engage in the business of retailing and/or wholesaling unusual and unique timepieces of museum quality. The Company has acquired antique, museum quality timepieces and intends to market such timepieces to museums or other institutional buyers, private collectors and the general public.

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

                                   First American Clock Co.




Date: November 22, 1996            by:  /s/ Mick Jardine, Chairman