Form 10KSB
period 1996-12-31
FIRST AMERICAN CLOCK CO
filed 1997-03-18
CIK 947969

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996    Commission File No. 33-93994

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to           .

                           FIRST AMERICAN CLOCK CO.
                (Name of small business issuer in its charter)

           Nevada                                          87-0543565
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                         Identification No.)

             3211 South Highland Drive, Salt Lake City, Utah 84106 (Address of principal executive offices) (zip code)

Issuer's telephone number, including area code:  (801) 484-8680


Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.             Yes   X      No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.            [   ]

The Issuer's revenues for its most recent fiscal year.  $      0.00

As of February, 1997, the aggregate market value of voting stock held by non-affiliates was not determinable because of the lack of published market quotations. (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 1996: 800,000

                                    PART I

Item 1.     Description of Business

      (a)  Business Development.

      First American Clock Co. (the "Company") was recently incorporated under the laws of the State of Nevada on May 17, 1995. In connection with the organization of the Company, the President and founders of the Company contributed $8,000 cash to initially capitalize the Company in exchange for 800,000 shares of Common Stock. The Company then registered a public offering of its securities to raise funds from such offering with which to commence business operations. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 33-93994, which became effective October 25, 1995. Pursuant thereto the Company sold 108,300 shares of its common stock to the public at $.50 per share and raised gross proceeds of $54,150. The offering was completed in March, 1996. The Company then used the net proceeds from this offering to provide the working capital necessary to commence business operations. The Company used most of the proceeds of the offering to acquire inventory, and has no other significant assets. However, the Company has not yet generated any revenues from operations and is still considered a development stage company. To date, activities have been limited to organizational matters, the preparation and filing of the registration statement to register the offering of securities, the closing of such offering, the acquisition of initial inventory and commencement of limited operations.

      (b)  Business of Company.

      General

      The business and purpose of the Company's formation is to engage in the business of purchasing or otherwise acquiring antique, museum quality clocks and timepieces, principally from private collectors, for resale. The Company plans to purchase and resell such timepieces to museums and other institutions as well as private collectors and the general public. There is no assurance that the business of the Company will be successful, and the Company presently has no plans, commitments or arrangements with respect to any other potential business venture. However, management believes, based on its experience and knowledge in the industry, that the Company will be able to locate buyers and sellers of such timepieces and be able to acquire suitable timepieces to buy and sell.

      The President of the Company, Mick Jardine, who has operational management of the Company, has been engaged in the business of buying and selling antique timepieces for over twenty years. Mr. Jardine's experience includes not only buying and selling but also appraising, repairs and restorations of antique clocks, including grandfather, wall, mantle and other pendulum clocks, carriage clocks, pocket and wrist watches and other timepieces of antiquity. Mr. Jardine believes that because of his years of experience in and knowledge of the industry for antique timepieces, as well as his contacts within the industry, he has the ability to survey known private collectors and others who presently own antique, museum quality timepieces. Mr. Jardine intends to maintain through his contacts an ongoing awareness of the existing market and supply of such timepieces and identity of collectors and other owners of such timepieces. Thereby he intends to be aware whenever existing museum quality timepieces are available for sale and existing collectors have the need or desire to liquidate. He also intends to periodically travel in Europe and the United States for the purpose of making direct contact with collectors and others, persuading them to sell, attending auctions, and inspecting timepieces the Company might potentially be interested in acquiring. However, there is no assurance that the business skills acquired by the President in the general antique clock market will enable him to buy and sell museum quality antique timepieces, since he has only limited prior experience in this limited aspect of the more general antique clock market.

      The Company will generally acquire museum quality timepieces in good condition and resell them as a dealer at whatever markup the Company can negotiate or arrange. In some instances, the Company may act as a broker in bringing a buyer and seller together, and charge a fee for such service. Whenever the Company acts as a dealer or otherwise takes possession and ownership of a timepiece for any length of time, it will attempt, insofar as possible, to have prearranged a sale thereof or arrange a sale to an interested buyer as soon as possible thereafter, so as to minimize the length of time the Company has ownership and possession of timepieces and thereby reduce the risk of any loss to the Company. Included among management's contacts are numerous collectors and others potentially interested in buying antique timepieces. Whenever the Company is able to arrange for the acquisition of a timepiece, management will contact these people in an effort to arrange a contemporaneous sale.

      Management does not intend to utilize credit financing with regard to the purchase of inventory. All purchases will be for cash and sales will be made on the same basis. In some instances management may accept from potential buyers deposits of 10% to 20% of the asking price to hold the proposed sale for a period not to exceed 30 days.

      Historical Background of The Industry

      Mechanical clocks came into existence centuries ago and are the only machines that have remained relatively unchanged; they are being made essentially the same way now as they were when first invented. The application of electricity and electronics to timekeeping nearly spelled the death of the mechanical timekeeper that had regulated man's actions for several hundred years, but recently there has been a revival of interest in traditional clocks and watches. Since modern production emphasizes function and low cost manufacture as well as planned obsolesence, many contemporary clocks and timepieces perform reasonably well, but are short lived and lack aesthetic appeal. This has led to a growing awareness that timepieces were formerly considered not only practical devices, but also decorative, artistic objects. Combined with their historic and nostalgic appeal, this has led to an interest in the preservation of antique timepieces as an art form and as collectors items, which in turn has resulted in an industry centered around the buying and selling of such items as well as their repair and restoration.

      The decorum of clocks was determined by the tastes and styles of the times in the various countries, principally in Europe, where clockmaking began to develop as early as the Thirteenth Century, with the invention and production of wheel clocks. The tower clock soon proclaimed the time in cathedrals and on town halls. In succeeding centuries, the characteristic structures of these monumental clocks were miniaturized, and through the invention of the coiled steel spring, clocks could be made smaller and portable while still functioning as timepieces. By the mid Seventeenth Century, clocks and watches were taken for granted as accessories. Their indication of time had become familiar to all; division and regulation of the hours had become an accepted part of community and household life.

      The art and science of clockmaking, which was developed and passed on from generation to generation in the guilds of medieval Europe, was substantially assisted and improved with the development of state supported research institutions to promote advancement of the arts and sciences, such as the Royal Society in London (1660) and the Academie Royale des Seiences in

Paris (1666). The invention of the pendulum as a device for more accurate timekeeping heralded much better timekeeping devices as well as the creation of new case forms to house this newly shaped mechanism. The clockmaker, who only built the movements, was no longer responsible for this clock furniture that now became a part of the decoration of rooms; others now made the artistic designs for the cases as part of an aesthetic system determined by aritists. Pendulum clocks were housed not only in large, floor standing grandfather type cases, but also as highly decorative and ornamented wall mounted clocks and mantlepiece clocks. The industrial revolution had tremendous effects on lifestyles, resulting in a wealthy class that demanded finely finished articles that were both useful and decorative. In the Eighteenth and Nineteenth Centuries, clockmakers began making miniature clocks intended for travel, using balance wheels or other mechanisms capable of withstanding the jolting motion of carriages. These eventually were produced as highly complex, superbly finished and beautifully encased portable clocks which came to be known as carriage clocks.

      Competition and Markets

      The Company will operate in a highly competitive environment. The market for antique, museum quality clocks and timepieces is very specialized and limited and is composed of a very small number of private collectors, museums and other institutions. The existing supply of such timepieces is also very small, is finite and nonreproducible. There is no assurance the Company will be able to persuade present owners of existing timepieces to sell, or locate interested buyers, nor any assurance with respect to the prices at which such persons may be willing to buy or sell.

      Advertising and Marketing Strategy

      The Company intends to market its services primarily through direct contact with and solicitation of known potential customers whom members of management are personally acquainted with or who are known within the industry. The Company may also solicit business by selectively placing advertisements in trade publications to reach potential customers management is not personally acquainted with.

      Employees

      The Company presently has no employees, and does not presently anticipate the need to hire employees upon completion of the offering.

Item 2.     Properties

      General.

      The Company presently has no office facilities but for the time being will have the use of the retail office facilities of Mr. Mick Jardine, its President, in Salt Lake City, Utah, on a rent free basis as its principal place of business for the time being. Management does not intend to seek other office arrangements unless and until the Company's business requires more extensive facilities, which is not anticipated in the foreseeable future.


Item 3.     Legal Proceedings.

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action has been threatened by or against the Company.

Item 4.     Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

      (a)  Market information.

      The Company's public offering was not closed until late March, 1996 and the Common Stock of the Company was not eligible for trading in the over-the-counter market until that time. However, any trading has been very limited and sporadic, and there has not been nor is there presently any active public trading market nor have there been any published quotations for the securities of the Company.

      (b)  Holders.

      As of January 19, 1997, there were 43 record holders of the Company's Common Stock.

      (c)  Dividends.

      The Company has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render the Company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy any outstanding liquidation preferences.

Item 6.     Management's Discussion and Analysis or Plan of Operation.

      The Company was incorporated on May 17, 1995. The Company has not yet generated any revenues from operations and is considered a development stage company. To date, activities have been limited to organizational matters, the preparation and filing of the registration statement to register a public offering of its securities, pursuant to which the Company offered and sold 108,300 shares of common stock and raised gross proceeds of $54,150, the closing of such offering and the acquisition of initial inventory and commencement of limited operations. The Company has no significant assets other than the inventory initially acquired with the net proceeds from the offering.

      The Company used most of the net proceeds from the offering to acquire antique, museum quality clocks, watches and other timepieces for resale. A portion of the proceeds was also used to provide initial working capital for the commencement of operations of the Company's business. Management's plan of operation for the next twelve months is to attempt to arrange suitable resales of the existing inventory to generate revenues from operations and provide sufficient proceeds to acquire additonal items of inventory. The Company was formed to engage in the business of retailing and/or wholesaling unusual and unique timepieces of museum quality. The Company has acquired and intends to acquire antique, museum quality timepieces that heretofore have not been available to the general buying public, and market such timepieces to museums or other institutional buyers, private collectors and the general public. This is based solely on management's belief that in some instances the timepieces it may acquire are presently in the hands of private collectors who are not holding them out for sale to the general public. In the event the

Company acquires such pieces but does not, in any instance, have a prearranged buyer, it would make such items available for sale to the general public through Mr. Jardine's retail business.

      There is absolutely no assurance that the business will succeed and that the Company will be able, with the proceeds of the offering, to find and acquire the type of antique, museum quality clocks and timepieces that it desires to acquire or will be able to find purchaseres for and arrange suitable resales of the inventory it has already acquired. In the event the proposed business is unsuccessful, there is no assurance the Company could successfully become involved in any other business venture. The Company presently has no plans, commitments or arrangements with respect to any other proposed business venture.

      Mr. Jardine, the President and sole officer and director, is aware and has inquired of several dozen persons known to him to be interested in buying museum quality antique timepieces and is aware of more than a dozen collectors who are interested in selling pieces from their collections, including individuals in both the United States and Europe with extensive collections. Mr. Jardine is also aware of auctions, shows and other events where buying and selling takes place which he plans to attend to the extent funds permit.
Based on this, as well as his general knowledge of the industry, Mr. Jardine believes that the Company will be able to find and acquire the necessary timepieces to have suitable inventory to market. Mr. Jardine intends to investigate the museum quality antique timepiece market in both the United States and Europe, and believes that with his 25 years of experience in purchasing and selling antique clocks in the United States and Europe that the Company should be able to find sufficient inventory to acquire and market. However, there is no assurance that the business skills acquired by the President in the general antique clock market will enable him to buy and sell museum quality antique timepieces, since he has only limited prior experience in this limited aspect of the more general antique clock market. (See "Management").

      At this time, no assurances can be given with respect to the length of time after commencement of operations that it will be necessary to fund operations from proceeds of the offering. Management has begun investigating the antique timepiece market and entering into contractual or other arrangements for acquisition of the inventory, and intends to resell such inventory that it has acquired as quickly as possible at a sufficient markup to cover travel and other marketing expenses as well as provide additional proceeds for the continuing acquisition of inventory. However, there is absolutely no assurance of this, and if the Company is unable to generate sufficient revenues from operations to cover expenses within such time frame, it will have to seek additional debt or equity financing for which it has no commitments.

Item 7.     Financial Statements.

      See attached Financial Statements and Schedules.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      There are not and have not been any disagreements between the Company and their accountants on any matter of accounting principles or practices or financial statement disclosure.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      (a)  Identify Directors and Executive Officers.

      The following table sets forth the sole director and executive officer of the Company, his age, and all offices and positions with the Company. A director is elected for a period of one year and thereafter serves until his successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the Board of Directors.

                        Term Served As     Positions
Name of Director  Age   Director/Officer  With Company

Mick Jardine       50   Since inception   President & Secretary/Treasurer

A brief description of his background and business experience is as follows:

      Mick Jardine serves as President, Secretary/Treasurer and Director of the Company. Mr. Jardine attended college from 1964 to 1968 and served in the U.S. Army from 1968 to 1971. While in the Army stationed in Germany, Mr. Jardine worked with a German clockmaker, from whom he learned about clockmaking, including antique clocks, their valuation, repair and restoration. Since 1971, Mr. Jardine has been self employed in the retail and wholesale clock business. Throughout that period of time, his business has included importing and exporting and the acquisition, resale and restoration of antique clocks from Europe and elsewhere. Antique clocks constitute the bulk (approximately ninety percent) of Mr. Jardine's business, and museum quality antique clocks have accounted for approximately ten percent of the business. Mr. Jardine currently resides and maintains a retail and wholesale antique clock business based in Salt Lake City, Utah.

      The director holds no directorships in any other company subject to the reporting requirements of the Securities Exchange Act of 1934.

      (b)  Identify Significant Employees.

      None other than the person previously identified.

      (c)  Family Relationships.

      None

      (d)  Involvement in Certain Legal Proceedings.

      Except as described hereinabove, no present officer or director of the Company; 1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; or 2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or 3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

Compliance with Section 16(a) of the Exchange Act

      The Issuer is not subject to the provisions of Section 16(a).

Item 10.    Executive Compensation.

      The Company was only recently incorporated, has not yet commenced planned operations and has not paid any compensation to its executive officer or director to date.

      Proposed Compensation. The sole officer/director will be entitled to reimbursement of any out of pocket expenses reasonably and actually incurred on behalf of the Company. Initially, it is anticipated that the officer will only devote a portion of his time to the affairs of the Company. He will not be employed full time and will not receive a regular salary, wage or other cash compensation for his time, unless and until the Company's business operations develop to the point where a full time or other extensive time commitment is required. The Company presently has no formal employment agreements or other arrangements or understandings with the officer regarding the commitment of time or the payment of salaries or other compensation. However, the officer is prepared to devote such time as may be necessary to the development of the Company's business.

Compensation of Directors

      None

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

      The Company has not entered into any contracts or arrangements with any named executive officer which would provide such individual with a form of compensation resulting from such individual's resignation, retirement or any other termination of such executive officer's employment with the Company or its subsidiary, or from a change-in-control of the Company or a change in the named executive officer's responsibilities following a change-in-control.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock by each director of the Company, each beneficial owner of more than five percent (5%) of said securities, and all directors and executive officers of the Company as a group:

                        Title of    Amount and Nature of    Percent
Name and Address         Class      Beneficial Ownership    of Class

Mick Jardine             Common       500,000 shares        55%
3211 S. Highland Dr.
Salt Lake City, UT 84106

Lynn Dixon               Common       300,000 shares        33%
311 S. State, #460
Salt Lake City, UT 84111

All officers & directors Common       500,000 shares        55%
as a group (1 person)

      The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership. See "Certain Transactions."

Item 12.    Certain Relationships and Related Transactions.

      The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

      In connection with the organization of the Company, its founding shareholders paid an aggregate of $8,000 cash ($5,000 from Mr. Jardine and $3,000 from Mr. Dixon) to purchase 800,000 shares of Common Stock of the Company at a price of $.01 per share.

      The Company presently has no office facilities but for the time being the Company will use as its principal place of business the retail shop and office facilities of Mr. Mick Jardine on a rent free basis, until such time as the business operations of the Company may require more extensive facilities and the Company has the financial ability to rent commercial office space. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to the Company on such a basis for any specific length of time. Mr. Jardine anticipates initially devoting up to approximately 20% of his time to the affairs of the Company.
If and when the business operations of the Company increase and a more extensive time commitment is needed, Mr. Jardine is prepared to devote more time to the Company, in the event that becomes necessary.

      The clocks and other inventory will be kept and maintained at the office and retail shop maintained by Mr. Jardine in Salt Lake City, Utah. The Company will not be required to pay rent for the use of such facilities, but will pay for or reimburse Mr. Jardine for any additional out of pocket costs incurred for storage, repairs or maintenance, including the cost of insurance, if additional insurance is required over and above the amount customarily maintained by Mr. Jardine. Travel and other expenses will be allocated to whichever business they are specifically attributable. Any expenses attributable to both will be allocated between the Company and Mr. Jardine's business. Depending upon the particular facts and circumstances in each instance, the determination of any allocation will be based on such factors as the purpose of the expense and the relative amount of business done for each.

      The Company has no formal written employment agreement or other contracts with its President, and there is no assurance that the services and facilities to be provided by Mr. Jardine will be available for any specific length of time in the future. The amounts of compensation and other terms of any full time employment arrangements with Mr. Jardine would be determined if and when such arrangements become necessary.

      Except as disclosed in this item, in notes to the financial statements or elsewhere in this report, the Company is not aware of any indebtedness or other transaction in which the amount involved exceeds $60,000 between the Company and any officer, director, nominee for director, or 5% or greater beneficial owner of the Company or an immediate family member of such person; nor is the Company aware of any relationship in which a director or nominee for director of the Company was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Company, for property or services, amounts exceeding 5% of the gross annual revenues or total assets of the Company or such other firm or entity.

                                    PART IV

Item 13.    Exhibits and Reports on Form 8-K.

      (a) Exhibits to this report are all documents previously filed which are incorporated herein as exhibits to this report by reference to registration statements and other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

      (b) Reports on Form 8-K have not been filed during the last quarter of the fiscal year ended December 31, 1996.

                                  SIGNATURES


In accordance with Section 12 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST AMERICAN CLOCK CO.



By:     /s/ Mick Jardine                     Date:  February 27, 1997
      Mick Jardine, President and Secretary/Treasurer
      Chief Executive Officer and
      Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:     /s/ Mick Jardine                     Date:  February 27, 1997
      Mick Jardine, President and Secretary/Treasurer
      Chief Executive Officer and
      Chief Financial Officer

    Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

      No annual report or proxy statement has been sent to security holders.

                           FIRST AMERICAN CLOCK CO.
                         (A Development Stage Company)

                              FINANCIAL STATMENTS

                     FOR THE YEAR ENDED DECEMBER 31, 1996

                                      AND

              FROM INCEPTION (MAY 17, 1995)  TO DECEMBER 31, 1995

                                     WITH

                         INDEPENDENT AUDITOR'S REPORT

                           FIRST AMERICAN CLOCK CO.
                         (A Development Stage Company)


                                   CONTENTS

                                                                         Page


Independent Auditor's Report                                               1

Balance Sheets                                                             2

Statements of Operations                                                   3

Statement of Stockholders' Equity                                          4

Statements of Cash Flows                                                   5

Notes to Financial Statements                                              6

                             David T. Thomson P.C.
                          Certified Public Accountant


Independent Auditor's Report

To the Board of Directors
FIRST AMERICAN CLOCK CO.
Salt Lake City, Utah

I have audited the accompanying balance sheets of First American Clock Co. (a development stage company), as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996 and from inception (May 17, 1995) to December 31, 1995 and for the period from inception (May 17, 1995) to December 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Clock Co., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and from inception (May 17, 1995) to December 31, 1995 and from inception (May 17, 1995) to December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company is in the development stage and has incurred a net loss of $3,903 for 1996 and has incurred net losses since inception. At December 31, 1996 the capital has only $410 of cash available to pay operating expenses. These factors, and the others discussed in Note 4 raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                    /s/ David T. Thomson P.C.

Salt Lake City, Utah
February  5, 1997

180 South 300 West, Suite 329, Salt Lake City, Utah 84101 (801) 328-3900

             FIRST AMERICAN CLOCK CO.
          (A Development Stage Company)

             CONDENSED BALANCE SHEET

                      ASSETS


                                           December 31, 1996 December 31, 1995

CURRENT ASSETS:
  Cash in bank                               $          410   $          856
  Inventory                                          42,500               -
  Deferred offering costs                                -             6,744

    Total Current Assets                             42,910            7,600

OTHER ASSETS:
  Organization costs, net of
    amortization of $213 and $62                        787              438

    Total Other Assets                                  787              438

TOTAL ASSETS                                 $       43,697   $        8,038

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $                $          109
  Accrued interest payable                               10               -
  Stockholder advances                                1,000               -

    Total Current Liabilities                         1,010              109

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding                     -                -
  Common stock; $.001 par value, 50,000,000
    shares authorized, 908,300 and 800,000
    shares issued and outstanding, respectively         908              800
  Capital in excess of par value                     45,753            7,200
  Earnings (deficit) accumulated during the
    development stage                                (3,974)             (71)

          Total Stockholders' Equity                 42,687            7,929

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $       43,697   $        8,038

        FIRST AMERICAN CLOCK CO.
     (A Development Stage Company)

        STATEMENTS OF OPERATIONS

                                            From Inception From Inception
                                 For the    (May 17, 1995) (May 17, 1995)
                                   Year           To            To
                               December 31   December 31     December 31
                                   1996          1995           1996

REVENUE
  Interest                     $       49    $     45        $      94

EXPENSES
  Bank charges                        168          54              222
  Amortization expense                150          62              212
  Professional fees                 2,160                        2,160
  License and fees                    745                          745
  Travel                              719                          719
  Interest

     Total expenses                 3,952         116            4,068

NET INCOME (LOSS)              $   (3,903)   $    (71)       $  (3,974)

EARNINGS (LOSS) PER SHARE      $    (0.00)   $  (0.00)       $   (0.00)

       FIRST AMERICAN CLOCK CO.
    (A Development Stage Company)

  STATEMENT OF STOCKHOLDERS' EQUITY

                                                                     Earnings
                                                                       (Loss)
                                                                  Accumulated
                                                      Capital in   During the
                                       Common Stock    Excess of  Development
                                     Shares     Amount Par Value        Stage

BALANCE, May 17, 1995 (inception)         -    $     -  $      -  $       -

Shares issued to initial
  stockholders for cash, May 17,
  1995 at $.01 per share             800,000       800     7,200          -

Net income (loss) from May 17,
  1995 (inception) to December
  31, 1995                                                              (71)

BALANCE, December 31, 1995           800,000   $   800  $  7,200  $     (71)

Shares issued to the public at
  $.50 per share, March 1996         108,300       108    54,042         -

Direct costs of public offering
  of common stock                          -         -   (15,489)        -

Net income (loss) for the year
  ended December 31, 1996                  -         -         -     (3,903)

BALANCE, December 31, 1996        $  908,3     $   908  $ 45,753  $  (3,974)

              FIRST AMERICAN CLOCK CO.
           (A Development Stage Company)

              STATEMENTS OF CASH FLOWS

                                                 From Inception From Inception
                                       For the   (May 17, 1995) (May 17, 1995)
                                      Year Ended       to             to
                                     December 31   December 31    December 31
                                         1996          1995           1996

INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES
  Interest income                       $      49    $       45    $       94
  Bank charges                               (168)          (54)         (222)
  Cash paid for organization expense,
    supplies and services                 (46,623)         (500)      (47,123)

    Net Cash used by Operating Activities (46,742)         (509)      (47,251)

CASH FLOWS FROM INVESTING ACTIVITIES           -             -             -

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                     54,150         8,000        62,150
  Deferred offering costs                  (8,854)       (6,635)      (15,489)
  Stockholder advances                      1,000            -          1,000

    Net Cash Provided by Financing
      Activities                           46,296         1,365        47,661

NET INCREASE (DECREASE) IN CASH              (446)          856           410

CASH  -  BEGINNING OF PERIOD                  856            -             -

CASH  -  END OF PERIOD                  $     410    $      856    $      410

RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES

NET INCOME (LOSS)                       $  (3,903)   $      (71)   $   (3,974)

Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities
    Amortization                              151             -           213
    Change in assets and liabilities
     Inventory costs                      (42,500)            -       (42,500)
     Organization costs                      (500)         (438)       (1,000)
     Accrued interest payable                  10             -            10

      Total Adjustments                   (42,839)         (438)      (43,277)

NET CASH (USED) BY OPERATING ACTIVITIES $ (46,742)   $     (509)   $  (47,251)

                            FIRST AMERICAN CLOCK CO.
                         (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE   1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization - The Company was organized under the laws of the State of Nevada on May 17, 1995, and has elected a fiscal year end of December 31st. The Company has not commenced planned principle operations and is considered a development stage company as defined in SFAS No. 7. The Company has sold stock to raise funds so it can engage in the business of purchasing or otherwise acquiring antique, museum quality clocks, watches and other timepieces for resale. The Company, has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company's only revenue is through interest earnings. The Company has purchased $42,500 of antique clocks which it is presently trying to sell.

      Net Income Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

      Organization Costs - The Company is amortizing its organization costs, which reflect amounts expended to organize the Company, over sixty (60) months using the straight-line method.

      Income Taxes - Due to operating losses at December 31, 1996 and 1995, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. The Company has a net operating loss carryforward of $3,974. Of which $3,903 and $71 will expire in the years 2011 and 2010. A valuation allowance of $596 has been established for those tax credits which are not expected to be realized. This allowance increased $585 in 1996.

      Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1996 and 1995 the Company did not have non-cash investing and financing activities.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Inventory - Inventories are stated at the lower of cost, determined by the First-in, First-out method, or market. All inventory is antique clocks purchased for resale.

Earnings Per Share - The computation of earnings per share is based on the weighted average number of shares outstanding during the period. The Company does not have common stock equivalents

                           FIRST AMERICAN CLOCK CO.
                         (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 2  -  COMMON STOCK TRANSACTIONS

      The Company was formed through the issuance of 800,000 shares of common stock for $8,000.

The Company filed and completed a registration statement through which it offered a minimum of 100,000 shares to a maximum of 200,000 shares of the Company's common stock to the public at $.50 per share for a total of $50,000 (minimum) to $100,000 (maximum). The offering was managed by the Company and the shares were offered and sold by the officer of the Company, without any discounts or other commission. The registration statement became effective October 25, 1995 and the Company completed the offering of its common stock during March 1996. The Company sold 108,300 shares of its common stock to the public at $.50 per share and raised gross proceeds of $54,150. Costs of the offering were $15,489.


NOTE 3  -  RELATED PARTY TRANSACTIONS

      An officer of the company is providing office space to the Company on a rent free basis. As of December 31, 1996 and 1995 no compensation has been paid or accrued to any officers or directors of the Corporation.

      A stockholder of the Company has advanced $1,000 to the Company to be used for operating capital. The loan is short term, unsecured and it is anticipated that it will be repaid as soon a funds are available. The Company is accruing interest on the loan at 6%.


 NOTE 4  -  GOING CONCERN

      The accompanying financial statement have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has generated operating losses since inception. In addition, the Company has limited working capital and has all of its operating capital tied up in inventory. The Company has had to borrow from a stockholder to paid certain operating expenses.

      In view of these matters, the ongoing existence of the Company is dependent upon the Company's ability to meet its operating and debt repayment requirements, and the success of its future operations through the sale of its inventory. Management believes that actions presently being taken to sell inventory and keep expenditures to a minimum provide the opportunity of the Company to continue as a going concern.