Form 10QSB
period 1997-03-31
FIRST AMERICAN CLOCK CO
filed 1997-05-22
CIK 947969

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED:  March 31, 1997

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

                          3211 South Highland Drive
                          Salt Lake City, Utah 84106
                  (Address of principal executive offices)

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

YES [X]     NO [ ]

The number of $.001 par value common shares outstanding at March
31, 1997:  908,300

                       PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

      See attached.

             FIRST AMERICAN CLOCK CO.
          (A Development Stage Company)

             CONDENSED BALANCE SHEETS

                      ASSETS


                                                 March 31, 1997  December 31,
                                                   (Unaudited)        1996
CURRENT ASSETS:
  Cash in bank                                     $        554   $      410
  Accounts receivable                                     3,500            -
  Inventory                                              38,000       42,500
                                                   ------------   ----------
     Total Current Assets                                42,054       42,910
                                                   ------------   ----------

OTHER ASSETS:
  Organization costs, net of amortization of
     $263 and $213                                          737          787
                                                   ------------   ----------
     Total Other Assets                                     737          787
                                                   ------------   ----------
TOTAL ASSETS                                       $     42,791   $   43,697
                                                   ------------   ----------

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $        750   $        -
  Accrued interest payable                                   25           10
  Stockholder advances                                    1,000        1,000
                                                   ------------   ----------
     Total Current Liabilities                            1,775        1,010
                                                   ------------   ----------
STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 5,000,000 shares
     authorized, no shares issued and outstanding             -            -
  Common stock; $.001 par value, 50,000,000 shares
     authorized, 908,300 and 908,300 shares issued
     and outstanding respectively                           908          908
  Capital in excess of par value                         45,753       45,753
  Earnings (deficit) accumulated during the
     development stage                                   (5,645)      (3,974)
                                                   ------------   ----------
     Total Stockholders' Equity                          41,016       42,687
                                                   ------------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     42,791   $   43,697
                                                   ------------   ----------


The accompanying notes are an integral part of these financial statements

        FIRST AMERICAN CLOCK CO.
     (A Development Stage Company)

   CONDENSED STATEMENTS OF OPERATIONS
              (Unaudited)


                                    For the        For the      Cumulative
                                  Three Months   Three Months   During the
                                     Ended          Ended      Development
                                 March 31, 1997 March 31, 1996    Stage

REVENUE
  Clock sales                     $     5,500    $             $   5,500
  Costs of goods sold                  (4,500)         -          (4,500)
                                  -----------    --------      ---------
     Total revenues                     1,000          -           1,000

EXPENSES
  Interest                                 15          -              25
  Bank charges                             14         55             236
  Professional fees                     2,257          -           4,417
  Amortization expense                     50         25             263
  Other fees                              335          -           1,079
  Travel
                                  -----------    --------      ---------
     Total expenses                     2,671        (80)          6,739
                                  -----------    --------      ---------
OPERATING INCOME (LOSS)                (1,671)       (80)         (5,739)

OTHER INCOME (EXPENSE)
     Interest                               -         31              94
                                  -----------    --------      ---------
NET INCOME (LOSS)                 $    (1,671)   $   (49)      $  (5,645)
                                  -----------    --------      ---------

EARNINGS (LOSS) PER SHARE         $     (0.00)   $ (0.00)      $   (0.01)
                                  -----------    --------      ---------


The accompanying notes are an integral part of these financial statements

              FIRST AMERICAN CLOCK CO.
           (A Development Stage Company)
         CONDENSED STATEMENTS OF CASH FLOWS
                    (Unaudited)

                                         For the        For the     Cumulative
                                       Three Months   Three Months  During the
                                          Ended          Ended      Develoment
                                      March 31, 1997 March 31, 1996    Stage

INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES
  Sales                                $     2,000    $            $    2,000
  Interest income                                -            31           94
  Bank charges                                 (14)          (55)        (236)
  Cash paid for organization expense,
   supplies and services                    (1,842)         (500)     (48,965)
                                       -----------    ----------   ----------
     Net Cash Provided (Used) by
      Operating Activities                     144          (524)     (47,107)
                                       -----------    ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES             -             -            -
                                       -----------    ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                           -        54,150       62,150
  Deferred offering costs                        -        (7,116)     (15,489)
  Stockholder advances                           -             -        1,000
                                       -----------    ----------   ----------
     Net Cash Provided by Financing
      Activities                                 -        47,034       47,661
                                       -----------    ----------   ----------
NET INCREASE (DECREASE) IN CASH                144        46,510          554

CASH  -  BEGINNING OF PERIOD                   410           856            -
                                       -----------    ----------   ----------
CASH  -  END OF PERIOD                 $       554    $   47,366   $      554
                                       -----------    ----------   ----------

RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES

NET INCOME (LOSS)                      $    (1,671)   $      (49)  $   (5,645)
                                       -----------    ----------   ----------
Adjustments to reconcile net income
 (loss) to net cash provided (used)
 by operating activities
   Amortization                                 50            25          263
   Change in assets and liabilities
    Inventory costs                          4,500             -      (38,000)
    Organization costs                           -          (500)      (1,000)
    Accounts receivable                     (3,500)            -       (3,500)
    Accrued interest payable                    15             -           25
    Accounts payable                           750             -          750
                                       -----------    ----------   ----------
       Total Adjustments                     1,815          (475)     (41,462)
                                       -----------    ----------   ----------
NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES              $       144    $     (524)  $  (47,107)
                                       -----------    ----------   ----------

The accompanying notes are an integral part of these financial statements

FIRST AMERICAN CLOCK CO.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statement have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at March 31, 1997 and 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 1996 audited financial statement. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

Item 2:  Management's Discussion & Analysis or Plan of Operations

      The Company was incorporated on May 17, 1995. The Company has not yet generated any significant revenues from operations and is considered a development stage company. To date, activities have been limited to organizational matters, the preparation and filing of the registration statement to register a public offering of its securities, pursuant to which the Company offered and sold 108,300 shares of common stock and raised gross proceeds of $54,150, the closing of such offering and the acquisition of initial inventory and commencement of limited operations. The Company has no significant assets other than the inventory initially acquired with the net proceeds from the offering.

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

      There is absolutely no assurance that the business will succeed and that the Company will be able, with the proceeds of the offering, to find and acquire the type of antique, museum quality clocks and timepieces that it desires to acquire or will be able to find purchasers for and arrange suitable resales of the inventory it has already acquired. In the event the proposed business is unsuccessful, there is no assurance the Company could successfully become involved in any other business venture. The Company presently has no plans, commitments or arrangements with respect to any other proposed business venture.

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

                                   First American Clock Co.


Date:  May 21, 1997                by: /s/ Mick Jardine
                                         Mick Jardine, Chairman