Form 10QSB
period 1997-06-30
FIRST AMERICAN CLOCK CO
filed 1997-08-19
CIK 947969

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED:  June 30, 1997

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

YES [X]     NO [ ]

The number of $.001 par value common shares outstanding at June 30, 1997:
908,300

PAGE

                       PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

             FIRST AMERICAN CLOCK CO.
          (A Development Stage Company)

             CONDENSED BALANCE SHEETS

                      ASSETS


                                               June 30, 1997 December 31, 1996
                                               ------------- -----------------
                                                (Unaudited)
CURRENT ASSETS:
  Cash in bank                                 $         53  $           410
  Accounts receivable                                 2,900               -
  Inventory                                          38,000           42,500
                                               ------------- -----------------
     Total Current Assets                            40,953           42,910
                                               ------------- -----------------
OTHER ASSETS:
  Organization costs, net of amortization of
    $313 and $213                                       687              787
                                               ------------- -----------------
     Total Other Assets                                 687              787
                                               ------------- -----------------
TOTAL ASSETS                                   $     41,640   $       43,697
                                               ------------- -----------------
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $        375   $           -
  Accrued interest payable                               40               10
  Stockholder advances                                1,000            1,000
                                               ------------- -----------------
     Total Current Liabilities                        1,415            1,010
                                               ------------- -----------------
STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 5,000,000
    shares authorized, no shares issued and
    outstanding                                          -                -
  Common stock; $.001 par value, 50,000,000
    shares authorized, 908,300 and 908,300
    shares issued and outstanding respectively          908              908
  Capital in excess of par value                     45,753           45,753
  Earnings (deficit) accumulated during the
    development stage                                (6,436)          (3,974)
                                               ------------- -----------------
     Total Stockholders' Equity                      40,225           42,687
                                               ------------- -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     41,640   $       43,697
                                               ------------- -----------------

The accompanying notes are an integral part of these financial statements
PAGE

    FIRST AMERICAN CLOCK CO.
 (A Development Stage Company)

    STATEMENTS OF OPERATIONS
          (Unaudited)


                             For the Three     For the Six      Cumulative
                             Months Ended      Months Ended     During the
                              June 30,           June 30,       Development
                            1997     1996     1997      1996       Stage
                           ------   ------   -------  -------    --------
REVENUE
  Clock sales              $    -   $    -   $ 5,500  $     -    $  5,500
  Costs of goods sold           -        -    (4,500)       -      (4,500)
                           ------   ------   -------  -------    --------
     Total revenues             -        -     1,000        -       1,000

EXPENSES
  Interest                     15        -        30        -          40
  Bank charges                 16       30        30       85         252
  Professional fees           625    1,485     2,882    1,485       5,042
  Amortization expense         50       25       100       50         313
  Other fees                   85      225       420      225       1,164
  Travel                        -      719         -      719         719
                           ------   ------   -------  -------    --------
     Total expenses           791    2,484     3,462    2,564       7,530
                           ------   ------   -------  -------    --------
OPERATING INCOME (LOSS)       791   (2,484)   (2,462)  (2,564)     (6,530)

OTHER INCOME (EXPENSE)
  Interest                      -       18         -       49          94
                           ------   ------   -------  -------    --------
NET INCOME (LOSS)          $ (791) $(2,466)  $(2,462) $(2,515)   $ (6,436)
                           ------   ------   -------  -------    --------

EARNINGS (LOSS) PER SHARE  $(0.00) $ (0.00)  $ (0.00) $ (0.00)   $  (0.01)
                           ------   ------   -------  -------    --------

The accompanying notes are an integral part of these financial statements
PAGE

         FIRST AMERICAN CLOCK CO.
      (A Development Stage Company)
         STATEMENTS OF CASH FLOWS
               (Unaudited)
                                   For the Three    For the Six    Cumulative
                                   Months Ended     Months Ended   During the
                                      June 30,        June 30,    Development
                                  1997     1996     1997     1996      Stage
                               -------  --------  -------  -------   --------
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING
  ACTIVITIES
  Sales                        $   600  $      -  $ 2,600  $      -  $  2,600
  Interest income                    -        18        -        49        94
  Bank charges                       -       (30)     (14)      (85)     (236)
  Cash paid for organization
    expense, supplies and
    services                    (1,101)  (37,929)  (2,943)  (38,429)  (50,066)
                               -------  --------  -------  --------  --------
     Net Cash Provided (Used)
      by Operating Activities     (501)  (37,941)    (357)  (38,465)  (47,608)
                               -------  --------  -------  --------  --------
CASH FLOWS FROM INVESTING
  ACTIVITIES                         -         -        -         -         -
                               -------  --------  -------  --------  --------
CASH FLOWS FROM FINANCING
  ACTIVITIES
  Sale of common stock               -         -        -    54,150    62,150
  Deferred offering costs            -    (1,737)       -    (8,853)  (15,489)
  Stockholder advances               -         -        -         -     1,000
                               -------  --------  -------  --------  --------
     Net Cash Provided (Used)
      by Financing Activities        -    (1,737)       -    45,297    47,661
                               -------  --------  -------  --------  --------
NET INCREASE (DECREASE) IN CASH   (501)  (39,678)    (357)    6,832        53

CASH  -  BEGINNING OF PERIOD       554    47,366      410       856         -

CASH  -  END OF PERIOD         $    53  $  7,688  $    53  $  7,688  $     53
                               -------  --------  -------  --------  --------
RECONCILIATION OF NET INCOME TO
  NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES

NET INCOME (LOSS)              $  (791) $ (2,466) $(2,462) $ (2,515) $ (6,436)
                               -------  --------  -------  --------  --------
Adjustments to reconcile net
  income (loss) to net cash
  provided (used) by operating
  activities
    Amortization                    50        25      100         5       313
     Change in assets and
     liabilities
       Inventory costs               -   (35,500)   4,500   (35,500)  (38,000)
       Organization costs            -         -        -         -    (1,000)
       Accounts receivable         600         -   (2,900)        -    (2,900)
       Accrued interest payable     15         -        3         -        40
       Accounts payable           (375)        -      375      (500)      375
                               -------  --------  -------  --------  --------
         Total Adjustments         290   (35,475)   2,105   (35,950)  (41,172)
                               -------  --------  -------  --------  --------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES         $  (501) $(37,941) $  (357) $(38,465) $(47,608)
                               -------  --------  -------  --------  --------

The accompanying notes are an integral part of these financial statements
PAGE

FIRST AMERICAN CLOCK CO.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statement have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 1997 and 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.
PAGE

Item 2:  Management's Discussion & Analysis or Plan of Operations

      The Company was incorporated on May 17, 1995. The Company has not yet generated any significant revenues from operations and is considered a development stage company. To date, activities have been limited to organizational matters, the preparation and filing of a registration statement to register a public offering of its securities, pursuant to which the Company offered and sold 108,300 shares of common stock and raised gross proceeds of $54,150, the closing of such offering and the acquisition of initial inventory and commencement of limited operations. The Company has no significant assets other than the inventory initially acquired with the net proceeds from the offering.

      The Company used most of the net proceeds from the offering to acquire antique, museum quality clocks, watches and other timepieces for resale. A portion of the proceeds was also used to provide initial working capital for the commencement of operations of the Company's business. Management's plan of operation for the next twelve months is to attempt to arrange suitable resales of the existing inventory to generate revenues from operations and provide sufficient proceeds to acquire additonal items of inventory. The Company was formed to engage in the business of retailing and/or wholesaling unusual and unique timepieces of museum quality. The Company has acquired antique, museum quality timepieces that heretofore have not been available to the general buying public, and intends to market such timepieces to museums or other institutional buyers, private collectors and the general public. This is based solely on management's belief that in some instances the timepieces it may acquire are presently in the hands of private collectors who are not holding them out for sale to the general public.

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

      At this time, no assurances can be given with respect to the length of time after commencement of operations that it will be necessary to fund operations from proceeds of the offering. If the Company is unable to generate sufficient revenues from operations to cover expenses it may have to seek additional debt or equity financing for which it has no commitments.

PAGE

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      None.

Item 2.  Change in Securities

      None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      None

PAGE

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   First American Clock Co.



Date:  August 14, 1997       by:   /s/Mick Jardine
                                   Mick Jardine, Chairman