Form 10QSB
period 1997-09-30
FIRST AMERICAN CLOCK CO
filed 1997-12-05
CIK 947969

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED:  September 30, 1997

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

YES [X]     NO [ ]

The number of $.001 par value common shares outstanding at
September 30, 1997:  908,300

                       PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

      See attached.

             FIRST AMERICAN CLOCK CO.
          (A Development Stage Company)

                   BALANCE SHEET

                      ASSETS


                                              September 30,   December 31,
                                                  1997            1996
                                               (Unaudited)
CURRENT ASSETS:
  Cash in bank                                $        59     $       410
  Accounts receivable                               2,400              -
  Inventory                                        38,000          42,500
                                               ----------      ----------
       Total Current Assets                        40,459          42,910
                                               ----------      ----------
OTHER ASSETS:
  Organization costs, net of
    amortization of $363 and $213                     637             787
                                               ----------      ----------
    Total Other Assets                                637             787
                                               ----------      ----------
TOTAL ASSETS                                  $    41,096     $    43,697
                                               ----------      ----------
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $       375     $        -
  Accrued interest payable                             57              10
  Stockholder advances                              1,250           1,000
                                               ----------      ----------
    Total Current Liabilities                       1,682           1,010
                                               ----------      ----------
STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 5,000,000
    shares authorized, no shares issued and
    outstanding                                        -               -
  Common stock; $.001 par value, 50,000,000
    shares authorized, 908,300 and 908,300
    shares issued and outstanding                     908             908
  Capital in excess of par value                   45,753          45,753
  Earnings (deficit) accumulated during the
    development stage                              (7,247)         (3,974)
                                               ----------      ----------
    Total Stockholders' Equity                     39,414          42,687
                                               ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    41,096     $    43,697
                                               ----------      ----------




The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN CLOCK CO.
(A Development Stage Company)

STATEMENT OF OPERATIONS
       (Unaudited)


                          For the Three       For the Nine        Cumulative
                          Months ended        Months ended        During the
                          September 30,       September 30,       Development
                          1997      1996      1997      1996        Stage

REVENUES:
  Clock sales             $   -   $     -    $ 5,500  $     -       $ 5,500
  Costs of good sold          -         -     (4,500)       -        (4,500)
                           ----    ------     ------   ------        ------
    Total revenues            -         -      1,000        -         1,000
                           ----    ------     ------   ------        ------

EXPENSES:
  Interest                   17         -         47        -            57
  Bank charges               19        30         49       85           271
  Professional fees         725     1,485      3,607    1,485         5,767
  Amortization expense       50        25        150       50           363
  Other fees                  -       225        420      225         1,164
  Travel                      -       719          -      719           719
                           ----    ------     ------   ------        ------
    Total Expenses          811     2,484      4,273    2,564         8,341
                           ----    ------     ------   ------        ------
OPERATING INCOME (LOSS)    (811)   (2,484)    (3,273)  (2,564)       (7,341)
                           ----    ------     ------   ------        ------
OTHER INCOME (EXPENSE)
  Interest                    -        18          -       49            94
                           ----    ------     ------   ------        ------
NET INCOME (LOSS)         $(811)  $(2,466)   $(3,273) $(2,515)      $(7,247)
                           ----    ------     ------   ------        ------
EARNINGS(LOSS) PER SHARE  $(0.00) $ (0.00)   $ (0.00) $ (0.00)      $ (0.01)
                           -----   ------     ------   ------        ------






The accompanying notes are an integral part of these financial statements.

     FIRST AMERICAN CLOCK, CO.
   (A Development Stage Company)

      STATEMENT OF CASH FLOWS
            (Unaudited)

                                 For the Three      For the Nine    Cumulative
                                  Months Ended       Months Ended   During the
                                 September 30,      September 30,  Development
                                 1997      1996     1997      1996      Stage

CASH FLOWS FROM OPERATING
  ACTIVITIES
  Sales                         $ 500  $     -    $ 3,100  $      -  $  3,100
  Interest income                   -        18         -        49        94
  Bank charges                      -       (30)      (14)      (85)     (236)
  Cash paid for organization
   expenses, suppliers and
   services                      (744)  (37,929)   (3,687)  (38,429)  (50,810)
                                 ----   -------    ------   -------   -------
   Net Cash used by Operating
    Activities                   (244)  (37,941)     (601)  (38,465)  (47,852)
                                 ----   -------    ------   -------   -------
CASH FLOWS FROM INVESTING
  ACTIVITIES                        -        -         -         -         -
                                 ----   -------    ------   -------   -------
CASH FLOWS FROM FINANCING
  ACTIVITIES
  Sale of common stock              -         -         -    54,150    62,150
  Deferred offering costs           -    (1,737)        -    (8,853)  (15,489)
  Stockholder advances            250         -       250         -     1,250
                                 ----   -------    ------   -------   -------
   Net Cash Provided (Used) by
    Financing Activities          250    (1,737)      250    45,297    47,911
                                 ----   -------    ------   -------   -------
NET INCREASE (DECREASE) IN CASH     6   (39,678)     (351)    6,832        59

CASH  -  BEGINNING OF PERIOD       53    47,366       410       856        -
                                 ----   -------    ------   -------   -------
CASH  -  END OF PERIOD          $  59  $  7,688   $    59  $  7,688  $     59
                                 ----   -------    ------   -------   -------
RECONCILIATION OF NET INCOME TO
  NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES

NET INCOME (LOSS)               $(811) $ (2,466)  $(3,273) $ (2,515) $ (7,247)
                                 ----   -------    ------   -------   -------
Adjustments to reconcile net
  income (loss) to net cash
  provided (used) by
  operating activities
    Amortization                   50        25       150        50       363
    Change in assets and
     liabilities
     Inventory costs                -   (35,500)    4,500   (35,500)  (38,000)
     Organization costs             -         -         -         -    (1,000)
     Accounts receivable          500         -    (2,400)        -    (2,400)
     Accrued interest
      payable                      17         -        47         -        57
     Accounts payable               -         -       375      (500)      375
                                 ----   -------    ------   -------   -------
       Total Adjustments          567   (35,475)    2,672   (35,950)  (40,605)
                                 ----   -------    ------   -------   -------
NET CASH (USED) BY OPERATING
  ACTIVITIES                   $ (244) $(37,941)  $  (601) $(38,465) $(47,852)
                                 ----   -------    ------   -------   -------




The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN CLOCK CO.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

The Company without audit has prepared the accompanying financial statement. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at September 30, 1997 and 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      None.

Item 2.  Changes in Securities and Use of Proceeds

      (a)   None.

      (b)   None.

      (c)   None.

      (c)   See Part I, Item 1 (financial statements) and Item 2
            (management's discussion) for financial information and a narrative discussion regarding use of proceeds.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      None.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   First American Clock Co.



Date: November 18, 1997            by:   /s/Mick Jardine
                                         Mick Jardine, Chairman