Form 10KSB
period 1997-12-31
FIRST AMERICAN CLOCK CO
filed 1998-04-16
CIK 947969

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997    Commission File No. 33-93994

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

As of April 14, 1998, the aggregate market value of voting stock held by non-affiliates was approximately $162,450.

The number of shares outstanding of the Issuer's common stock at December 31, 1997: 908,300
                                    PART I

Item 1.     Description of Business

      (a)  Business Development.

      First American Clock Co. (the "Company") was recently incorporated under the laws of the State of Nevada on May 17, 1995. In connection with the organization of the Company, the President and founders of the Company contributed $8,000 cash to initially capitalize the Company in exchange for 800,000 shares of Common Stock. The Company then registered a public offering of its securities to raise funds from such offering with which to commence business operations. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 33-93994, which became effective October 25, 1995. Pursuant thereto the Company sold 108,300 shares of its common stock to the public at $.50 per share and raised gross proceeds of $54,150. The offering was completed in March, 1996. The Company then used the net proceeds from this offering to provide the working capital necessary to commence business operations. The Company used most of the proceeds of the offering to acquire inventory, and has no other significant assets. However, the Company has not yet generated any revenues from operations and is still considered a development stage company. To date, activities have been limited to organizational matters, the preparation and filing of the registration statement to register the offering of securities, the closing of such offering, the acquisition of an initial inventory of clocks.

      (b)  Business of Company.

      General

      The Company is engaged in the business of purchasing or otherwise acquiring antique, museum quality clocks and timepieces, principally from private collectors, for resale. The Company plans to purchase and resell such timepieces to museums and other institutions as well as private collectors and the general public. There is no assurance that the business of the Company will be successful, and the Company presently has no plans, commitments or arrangements with respect to any other potential business venture. However, management believes, based on its experience and knowledge in the industry, that the Company will be able to locate buyers and sellers of such timepieces and be able to acquire suitable timepieces to buy and sell.

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

                                    PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

      (a)  Market information.

      The Company's public offering was not closed until late March, 1996. The Common Stock of the Company did not begin trading in the over-the-counter market until April of 1997. However, any trading has been very limited and sporadic, and there has not been an active public trading market for the securities of the Company. The following sets forth high and low bid price quotations for each calendar quarter during the last fiscal year, since trading began. Such quotations may represent interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Quarter Ended                       High                    Low

June 30, 1997                       1.50                    1.125
September 30, 1997                  2.25                    1.375
December 31, 1997                   1.81                    1.75

      (b)  Holders.

      As of April 14, 1998, there were 22 record holders of the Company's Common Stock.

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

      There is absolutely no assurance that the business will succeed and that the Company will be able, with the proceeds of the offering, to find and acquire the type of antique, museum quality clocks and timepieces that it desires to acquire or will be able to find purchasers for and arrange suitable resales of the inventory it has already acquired. Although the Company has been able to acquire an inventory of clocks, it has thus far been unable to arrange suitable resales of any of these clocks. Management now believes the clocks will need to be held for an indefinite period of time before such resales can be arranged; therefore the Company has reclassified the clocks from the current asset of inventory to an investment. Also, some clocks have been damaged in transit or otherwise become impaired; therefore the Company has taken a $9,000 write down of its investment. In the event the proposed business is unsuccessful, there is no assurance the Company could successfully become involved in any other business venture. The Company presently has no plans, commitments or arrangements with respect to any other business venture.

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

      At this time, no assurances can be given with respect to the length of time that it will be necessary to fund operations from proceeds of the offering. If the Company is unable to generate sufficient revenues from operations to cover expenses, it will have to seek additional debt or equity financing for which it has no commitments.

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

Mick Jardine       52   Since inception   President & Secretary/Treasurer

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

      (b) Reports on Form 8-K have not been filed during the last quarter of the fiscal year ended December 31, 1997.
                                  SIGNATURES


In accordance with Section 12 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST AMERICAN CLOCK CO.



By:     /s/ Mick Jardine                     Date:  April 14, 1998
      Mick Jardine, President and Secretary/Treasurer
      Chief Executive Officer and
      Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:     /s/ Mick Jardine                     Date:  April 14, 1998
      Mick Jardine, President and Secretary/Treasurer
      Chief Executive Officer and
      Chief Financial Officer

    Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

      No annual report or proxy statement has been sent to security holders.

                   FIRST AMERICAN CLOCK, CO.
                 (A Development Stage Company)

                      FINANCIAL STATEMENTS

         FOR THE YEAR ENDED DECEMBER 31, 1997 AND 1996

                              AND

                  INDEPENDENT AUDITOR'S REPORT

                    FIRST AMERICAN CLOCK CO.
                 (A Development Stage Company)


                            CONTENTS

                                                      Page



Independent Auditor's Report                                1

Balance Sheets                                              2

Statements of Operations                                    3

Statement of Stockholder's Equity                           4

Statements of Cash Flows                                    5

Notes to Financial Statements                               6

Independent Auditor's Report

To the Board of Directors
FIRST AMERICAN CLOCK, CO.
Salt Lake City, Utah

I have audited the accompanying balance sheets of First American Clock Co. (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from inception (May 17, 1995) to December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements refereed to above present fairly, in all material respects, the financial position of First American Clock Co., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended and from inception (May 17, 1995) to December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company is in the development stage and has incurred a net loss of $14,149 for 1997 and has incurred net losses since inception. At December 31, 1997, the Company has only $291 of cash available to pay operating expenses. These factors, and the others discussed in Note 4 raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                      /s/ David T. Thomson, P.C.

Salt Lake City, Utah
February 17, 1998

FIRST AMERICAN CLOCK CO.
(A Development Stage Company)

 BALANCE SHEET

ASSETS
                              December 31, December 31,
                                  1997         1996
                               ______________________
CURRENT ASSETS:
     Cash in bank                     $291       $410
     Inventory                           0     42,500
                               ___________ __________

          Total Current Assets         291     42,910
                               ___________ __________
OTHER ASSETS:
     Organization costs, net           587        787
of amortization of $413 and $213
     Investment in clocks           33,500          0
                               ___________ __________

          Total Other Assets        34,087        787
                               ___________ __________

TOTAL ASSETS                       $34,378    $43,697
                               =========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                  $62         $0
     Franchise tax payable             100          0
     Accrued interest payable           78         10
     Refund due customer             3,350          0
     Stockholder advances            2,250      1,000
                               ___________ __________

      Total Current Liabilities      5,840      1,010
                               ___________ __________
STOCKHOLDERS' EQUITY:
     Preferred stock; $.001
par value, 5,000,000 shares
authorized,no shares issued              0          0
and outstanding
     Common stock; $.001 par
value, 50,000,000 shares
authorized,908,300 and 908,300         908        908
shares issued and outstanding
 Capital in excess of par value     45,753     45,753
     Earnings (deficit)            (18,123)    (3,974)
accumulated during the
development stage
                               ___________ __________

      Total Stockholders' Equity     28,538    42,687
                               ___________ __________

TOTAL LIABILITIES AND              $34,378    $43,697
STOCKHOLDERS' EQUITY
                               =========== ==========
The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN CLOCK CO.
(A Development Stage Company)

STATEMENT OF OPERATIONS

                                              From Inception
                                For      For  (May 17, 1995)
                                the      the        to
                                Year     Year  December  31,
                                December  31,
                                1997     1996    1997
                               ________________________
REVENUES:

     Interest                       $0      $49     $94
                               ________________________

EXPENSES:
     Bank charges                   66      168     288
     Amortization expense          200      150     412
     Professional fees           4,233    2,160   6,393
     License and fees              582      745   1,327
     Travel                          0      719     719
     Interest                       68       10      78
     Investment write-down       9,000        0   9,000
                               ________________________

          Total Expenses        14,149    3,952  18,217
                               ________________________

NET INCOME ( LOSS)             (14,149) (3,903) (18,123)
                               ========================

EARNINGS (LOSS) PER SHARE       $(0.02)  $(0.00) $(0.02)
                               ========================

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN CLOCK CO.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

                                                                    Earnings
                                                                     (Loss)
                                                                   Accumulated
                                                       Capital in  During the
                                        Common Stock    Excess of  Development
                                        Shares  Amount  Par Value     Stage
                                       ____________________________________

BALANCE, May 17, 1995 (inception)            0      $0        $0         $0

Shares issued to initial stockholders
 for cash, May 17, 1995 at $.01 per
 share                                 800,000     800     7,200          0

Net income (loss) from May 17, 1995
(inception) to December 31, 1995             0       0         0        (71)
                                       ____________________________________

BALANCE, December 31, 1995             800,000    $800    $7,200       $(71)

Shares issued to the public at
$.50 per share, March 1996             108,300     108    54,042          0

Direct costs of public offering
of common stock                              0       0   (15,489)         0

Net income (loss) for the year
  ended December  31, 1996                   0       0         0     (3,903)
                                       ____________________________________

BALANCE, December 31, 1996             908,300     908    45,753     (3,974)

Net income (loss) for the year
  ended December 31, 1997                    0       0         0    (14,149)
                                       ____________________________________

BALANCE, December 31, 1997             908,300    $908   $45,753   $(18,123)
                                       ====================================



The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN CLOCK, CO.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
                                                               From Inception
                                        For the      For the   (May 17, 1995)
                                        Year Ended   Year Ended       to
                                        December 31, December 31, December 31,
                                           1997         1996         1997
                                        _____________________________________
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES
  Deposit due customer                       $3,350        $0    $3,350
  Interest income                                 0        49        94
  Bank charges                                  (67)     (168)     (289)
  Cash paid for organization expenses,
   supplies and services                     (4,652)   (4,123)   (9,275)
                                              _________________________
     Net Cash (Used) by Operating Activities (1,369)   (4,242)   (6,120)
                                              _________________________
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in clocks                            0   (42,500)  (42,500)
                                              _________________________
     Net Cash (Used) by Investing Activities      0   (42,500)  (42,500)
                                              _________________________
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                            0    54,150    62,150
  Deferred offering costs                         0    (8,854)  (15,489)
  Stockholder advances                        1,250     1,000     2,250
                                              _________________________
     Net Cash Provided (Used) by
       Financing Activities                   1,250    46,296    48,911
                                              _________________________

NET INCREASE (DECREASE) IN CASH                (119)     (446)      291

CASH  -  BEGINNING OF PERIOD                    410       856         0
                                              _________________________

CASH  -  END OF PERIOD                         $291      $410      $291
                                                =======================
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                          $(14,149)  $(3,903) $(18,123)
                                             __________________________
Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating
 activities
   Amortization                                 200       151       413
   Investment writedown                       9,000         0     9,000
   Change in assets and liabilities
     Organization costs                           0      (500)   (1,000)
     Accrued interest payable                    68        10        78
     Accounts payable                           162         0       162
     Refund due customer                      3,350         0     3,350
                                              _________________________

       Total Adjustments                     12,780      (339)   12,003
                                             __________________________
NET CASH (USED) BY OPERATING ACTIVITIES     $(1,369)  $(4,242)  $(6,120)
                                              =========================
The accompanying notes are an integral part of these financial statements.
                   FIRST AMERICAN CLOCK, CO.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

NOTE   1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - The Company was organized under the laws of the State of Nevada on May 17, 1995, and has elected a fiscal year end of December 31st. The Company has not commenced planned principle operations and is considered a development stage company as defined in SFAS No. 7. The Company has sold common stock to raise funds so it can engage in the business of purchasing or otherwise acquiring antique, museum quality clocks, watches and other timepieces for resale. The Company, has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirement of the Company and other relevant factors. The Company has purchased antique clocks which it is presently holding for investment and resale.

     Net income per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented.

     Organization Costs - The Company will amortize its organization costs, which reflect amounts expended to organize the Company, over sixty (60) months using the straight-line method.

     Income Taxes - Due to continued operating losses at December 31, 1997 and 1996, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. The Company has a net operating loss carryforward of $18,123. Of which $14,149, $3,903 and $71 will expire in the years 2012, 2011 and 2010, respectively. A valuation allowance of $2,718 has been established for those tax credits which are not expected to be realized. This allowance increased $2,122 and $585 in 1997 and 1996 respectively.

     Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1997 and 1996 the Company did not have non-cash investing and financing activities.

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

     Earnings Per Share - The computation of earnings per share is based on the weighed average number of shares outstanding during the period. The Company does not have common stock equivalents.

                    FIRST AMERICAN CLOCK CO.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

NOTE   2  -  COMMON STOCK TRANSACTIONS

     The Company was formed through the issuance of 800,000 shares of common stock for $8,000.

     The Company filed and completed a registration statement thought which it offered a minimum of 100,000 shares to a maximum of 200,000 shares of the Company's common stock to the public at $.50 per share for a total of $50,000 (minimum) to $100,000 (maximum). The offering was managed by the Company and the shares were offered and sold by the officer of the Company, without any discounts or other commission. The registration statement became effective October 25, 1995 and the Company completed the offering of its common stock during March 1996. The Company sold 108,300 shares of its common stock to the public at $.50 per share and raised gross proceeds of $54,150. Costs of the offering was $15,489.

NOTE   3  -  RELATED PARTY TRANSACTIONS

     An officer of the Company is providing office space to the Company on a rent free basis. As of December 31, 1997 and 1996 no compensation has been paid or accrued to any officer or directors of the Corporation.

     A stockholder of the Company has advanced $2,250 to the Company to be used for operating capital. The loan is short term, unsecured and it is anticipated that it will be repaid as soon as funds are available. The Company is accruing interest on the loan at 6%.

NOTE   4  -  GOING CONCERN

     The accompanying financial statement have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has generated operating losses since inception. In addition, the Company has limited working capital and has all of its operating capital tied up in its investments in clocks. The Company has had to borrow from a stockholder to pay certain operating expenses.

     In view of these matters, the ongoing existence of the Company is dependent upon the Company's ability to meet its operating and debt repayment requirements, and the success of its future operations through the sale of its investment in clocks. Management believes that actions presently being taken to sell the investment in clocks and keep expenditures to a minimum provide the opportunity of the Company to continue as a going concern.

NOTE   5  -  CONCENTRATIONS

     All future income is to come from the sale of antique time pieces. Also, all sales are generated from the Salt Lake City, Utah area. The Company's clocks are an antique specialty item with a small number of buyers or others who may deal in clocks of this type. Due to the above, the Company could find it difficult to sell its investment quickly and may have to hold on to the clocks for a long period of time (See Note 6).

                    FIRST AMERICAN CLOCK CO.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

NOTE   6  -  INVESTMENT IN CLOCKS

     Due to the fact that the Company has yet to complete a sale of any of its clocks and the fact that management believes that the clocks may have to be held on a long-term basis before being sold, the clocks purchased by the Company have been reclassified in the financial statements from inventory to a long-term investment. The investment in the clocks are being shown at cost less any writedown to market value or to represent other losses. (See below) Management believes the clocks purchased which are antique French mantle clocks, will only appreciate in value, but may have to be held on a long-term basis to be sold at a profit.

     During the year a clock was sold and was damaged while being shipped and is presently being held at a dealer in San Francisco, California. It is management's intention to have the clock returned, repaired and then sold. Until the clock is returned and the final cost of the damage can be ascertained, the Company has written down the cost of the clock to zero. The clock was purchased for $5,500. Since the clock will be returned and the sale transaction is terminated, the Company has recorded a liability on its financial statements of $3,350 for money due back to the purchaser of the clock.

     Also, another clock was sent out to a restorer of clocks to be cleaned up and prepared for sale. The clock has not been returned from the restorer and is still in the his possession. To date, efforts to have the clock returned form the restorer have been unsuccessful. Until the clock is returned, management has decided to write down the clock to zero. The cost of the clock was $3,500.

     The total writedown of clocks as explained above is $9,000 and is shown as an expense in the accompanying statement of operations at December 31, 1997.