Form 10QSB
period 1998-03-31
FIRST AMERICAN CLOCK CO
filed 1998-05-21
CIK 947969

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 1998

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

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at March
31, 1998:  908,300

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           FIRST AMERICAN CLOCK CO.
                         (A Development Stage Company)

                            CONDENSED BALANCE SHEET

                                    ASSETS

                                         March 31,      December 31,
                                           1998             1997
                                         ___________    ___________
                                         (Unaudited)
CURRENT ASSETS:
  Cash in bank                                $149           $291
                                          ________       ________
     Total Current Assets                      149            291
                                          ________       ________
OTHER ASSETS:
  Organization costs, net of amortization      537            587
    of $463 and $413
  Investment in clocks                      33,500         33,500
                                          ________       ________
     Total Other Assets                     34,037         34,087
                                          ________       ________
TOTAL ASSETS                               $34,186        $34,378
                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $0            $62
  Franchise tax payable                        100            100
  Accrued interest payable                     111             78
  Refund due customer                        3,350          3,350
  Stockholder advances                       2,250          2,250
                                          ________       ________
     Total Current Liabilities               5,811          5,840
                                          ________       ________
STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value,
    5,000,000 shares authorized, no
    shares issued and outstanding                0              0
  Common stock; $.001 par value,
    50,000,000 shares authorized,
    908,300 and 908,300 shares issued
    and outstanding respectively               908            908
  Capital in excess of par value            45,753         45,753
  Earnings (deficit) accumulated during
    the development stage                  (18,286)       (18,123)
                                          ________       ________
     Total Stockholders' Equity             28,375         28,538
                                          ________       ________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $34,186        $34,378
                                          ========       ========

          See Notes to Condensed Financial Statements

                           FIRST AMERICAN CLOCK CO.
                         (A Development Stage Company)

                       CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)

                              For the      For the    Cumulative
                            Three Months Three Months During the
                                Ended       Ended     Development
                                March       March      Stage
                              31, 1998    31, 1997
                              _____________________________
REVENUE
     Clock sales                     $0    $5,500        $0
     Costs of goods sold              0    (4,500)        0
                              _____________________________

          Total revenues              0     1,000         0
                              _____________________________

EXPENSES
     Interest                        33        15       111
     Bank charges                    17        14       305
     Professional fees                0     2,257     6,393
     Amortization expense            50        50       462
     Other fees                      63       335     1,390
     Travel                           0         0       719
     Investment write-down            0         0     9,000
                              _________ _________ _________

          Total expenses            163     2,671    18,380
                              _________ _________ _________

OPERATING INCOME                   (163)   (1,671)  (18,380)

OTHER INCOME (EXPENSE)
     Interest                         0         0        94
                              _________ _________ _________

NET INCOME (LOSS)                 $(163)  $(1,671) $(18,286)
                              ========= ========= =========

EARNINGS (LOSS) PER SHARE         $0.00     $0.00     $0.02
                              ========= ========= =========



          See Notes to Condensed Financial Statements

                           FIRST AMERICAN CLOCK CO.
                         (A Development Stage Company)

                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                   Cumulative
                                       For the Three For the Three During the
                                       Months Ended  Months Ended  Development
                                       March 31,1998 March 31,1997  Stage
                                       _______________________________________
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES
  Deposit due customer                            $0        $0    $3,350
  Sales                                            0     2,000         0
  Interest income                                  0         0        94
  Bank charges                                   (17)      (14)     (306)
  Cash paid for organization expense,           (125)   (1,842)   (9,400)
    supplies and services                  _____________________________

    Net Cash Provided (Used) by Operating       (142)      144    (6,262)
      Activities                           _____________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in clocks                             0         0   (42,500)
                                           _____________________________
    Net cash (Used) by Investing
      Activities                                   0         0   (42,500)
                                           _____________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                             0         0    62,150
  Deferred offering costs                          0         0   (15,489)
  Stockholder advances                             0         0     2,250
                                           _____________________________

    Net Cash Provided by Financing                 0         0    48,911
      Activities                           _____________________________

NET INCREASE (DECREASE) IN CASH                 (142)      144       149

CASH  -  BEGINNING OF PERIOD                     291       410         0
                                           _____________________________

CASH  -  END OF PERIOD                          $149      $554      $149
                                           =============================

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                              $(163)  $(1,671) $(18,286)
                                           _____________________________
Adjustments to reconcile net income (loss)
  to net cash provided(used) by operating
  activities
    Amortization                                  50        50       463
    Investment write-down                          0         0     9,000
    Change in assets and liabilities
      Inventory costs                              0     4,500         0
      Organization costs                           0         0    (1,000)
      Account receivable                           0    (3,500)        0
      Accrued interest payable                    33        15       111
      Accounts payable and franchise tax payable (62)      750       100
      Refund due customer                          0         0     3,350
                                           _____________________________

        Total Adjustments                         21     1,815    12,024
                                           _____________________________

NET CASH (USED) BY OPERATING ACTIVITIES        $(142)     $144   $(6,262)
                                           =============================


          See Notes to Condensed Financial Statements

                      FIRST AMERICAN CLOCK CO.
                   (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS

  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at March 31, 1998 and 1997 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

                              First American Clock Co.



Date: May 21, 1998       by:  /s/ Mick Jardine
                                   Mick Jardine, Chairman