Form 10QSB
period 1998-06-30
FIRST AMERICAN CLOCK CO
filed 1998-08-27
CIK 947969

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 1998

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

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at June
30, 1998:  908,300

                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

                           FIRST AMERICAN CLOCK CO.
                         (A Development Stage Company)

                            CONDENSED BALANCE SHEET

                                    ASSETS
                                                   June 30, December 31,
                                                      1998      1997
                                                   ------------------
                                                   (Unaudited)
CURRENT ASSETS:
 Cash in bank                                           $162     $291
 Prepaid expenses                                        280        0
                                                   ------------------
  Total Current Assets                                   442      291
                                                   --------- --------
OTHER ASSETS:
 Investment in clocks                                 33,500   33,500
 Organization costs, net of amortization of              487      587
  $513 and $413
                                                   --------- --------
  Total Other Assets                                  33,987   34,087
                                                   --------- --------
TOTAL ASSETS                                         $34,429  $34,378
                                                   ========= ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                         $0      $62
 Franchise tax payable                                     0      100
 Accrued interest payable                                177       78
 Refund due customer                                   3,350    3,350
 Stockholder advances                                  5,350    2,250
                                                   ------------------
  Total Current Liabilities                            8,877    5,840
                                                   --------- --------
STOCKHOLDERS' EQUITY:
 Preferred stock; $.001 par value, 5,000,000 shares
  authorized, no shares issued and outstanding             0        0
 Common stock; $.001 par value, 50,000,000 shares
  authorized, 908,300 and 908,300 shares issued          908      908
  and outstanding respectively
 Capital in excess of par value                       45,753   45,753
 Earnings (deficit) accumulated during the           (21,109) (18,123)
  development stage
                                                   --------- --------
  Total Stockholders' Equity                          25,552   28,538
                                                   --------- --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $34,429  $34,378
                                                   ========= ========

                  See Notes to Condensed Financial Statements

                           FIRST AMERICAN CLOCK CO.
                         (A Development Stage Company)

                       CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)

                           For the Three   For the Six    Cumulative
                           Months Ended    Months Ended   During the
                           June 30,        June 30,       Development
                            1998    1997    1998    1997   Stage
                           ---------------------------------------
REVENUE
 Clock sales                    $0      $0      $0  $5,500      $0
 Costs of goods sold             0       0       0  (4,500)      0
                           ---------------------------------------
  Total revenues                 0       0       0   1,000       0
                           ---------------------------------------
EXPENSES
 Interest                       66      15      99      30     177
 Bank charges                   17      16      34      30     322
 Professional fees           2,555     625   2,555   2,882   8,948
 Amortization expense           50      50     100     100     512
 Other fees                    135      85     198     420   1,525
 Travel                          0       0       0       0     719
 Investment write-down           0       0       0       0   9,000
                           ---------------------------------------
  Total expenses             2,823     791   2,986   3,462  21,203
                           --------------- -----------------------
OPERATING INCOME (LOSS)     (2,823)   (791) (2,986) (2,462)(21,203)

OTHER INCOME (EXPENSE)
 Interest                        0       0       0       0      94
                           --------------- -----------------------
NET INCOME (LOSS)         $(2,823) $(791) $(2,986)$(2,462)$(21,109)
                           =============== =======================

EARNINGS (LOSS) PER SHARE   $0.00  $0.00    $0.00   $0.00    $0.02
                           =============== =======================

                  See Notes to Condensed Financial Statements

                           FIRST AMERICAN CLOCK CO.
                         (A Development Stage Company)

                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                     For the Three  For the Six   Cumulative
                                     Months Ended   Months Ended  During the
                                       June 30,       June 30,   Development
                                     1998   1997    1998   1997   Stage
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES
 Sales                                  $0    $600      $0  $2,600       $0
 Deposit due customer                    0       0               0    3,350
 Interest income                         0       0       0       0       94
 Bank charges                          (17)      0     (34)    (14)    (323)
 Cash paid for organization         (3,070) (1,101) (3,195) (2,943) (12,470)
  expense, supplies and services
                                      -------------------------------------
  Net Cash Provided (Used) by       (3,087)   (501) (3,229)   (357)  (9,349)
   Operating Activities
                                      -------------- ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in clocks                    0       0       0       0  (42,500)
                                      -------------- ----------------------
  Net Cash (Used) by Investing           0       0       0       0  (42,500)
   Activities
                                      -------------- ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                    0       0       0       0   62,150
 Deferred offering costs                 0       0       0       0  (15,489)
 Stockholder advances                3,100       0   3,100       0    5,350
                                      -------------- ----------------------
  Net Cash Provided by Financing     3,100       0   3,100       0   52,011
   Activities
                                      -------------- ----------------------
NET INCREASE (DECREASE) IN CASH         13    (501)   (129)   (357)     162

CASH  -  BEGINNING OF PERIOD           149     554     291     410        0
                                      -------------- ----------------------
CASH  -  END OF PERIOD                $162     $53    $162     $53     $162
                                      =====================================
RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES

NET INCOME (LOSS)                 $(2,823)  $(791) $(2,986) $(2,462) $(21,109)
                                        -------------- ----------------------
Adjustments to reconcile net income
(loss) to net cash provided (used)
by operating activities
 Amortization                          50      50      100      100       513
 Investment write-down                  0       0        0        0     9,000
 Change in assets and liabilities
  Pre-paid expense                   (280)      0     (280)       0      (280)
  Inventory costs                       0       0        0    4,500         0
  Organization costs                    0       0        0        0    (1,000)
  Account receivable                    0     600        0   (2,900)        0
  Accrued interest payable             66      15       99       30       177
  Accounts payable and franchise     (100)   (375)    (162)     375         0
   tax payable
  Refund due customer                   0       0        0        0     3,350
                                        -------------------------------------
   Total Adjustments                 (264)    290     (243)   2,105    11,760
                                        -------------- ----------------------
NET CASH (USED) BY OPERATING      $(3,087)  $(501)  $(3,229)  $(357)  $(9,349)
 ACTIVITIES

                  See Notes to Condensed Financial Statements

                      FIRST AMERICAN CLOCK CO.
                   (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS

  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 1998 and 1997 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

     There is absolutely no assurance that the business will succeed and that the Company will be able to find purchasers for and arrange suitable resales of the inventory it has already acquired. In the event the proposed business is unsuccessful, there is no assurance the Company could successfully become involved in any other business venture. The Company presently has no plans, commitments or arrangements with respect to any other proposed business venture.

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

                              First American Clock Co.



Date: August 26, 1998         by:  /s/Mick Jardine
                                   Mick Jardine, Chairman