Form 10QSB
period 1998-09-30
FIRST AMERICAN CLOCK CO
filed 1998-11-16
CIK 947969

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 1998

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

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at
September 30, 1998:  908,300

                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

                  FIRST AMERICAN CLOCK CO.
               (A Development Stage Company)

                  CONDENSED BALANCE SHEET

                           ASSETS

                                                   September 30, December 31,
                                                        1998         1997
                                                   -----------    ----------
                                                   (Unaudited)
CURRENT ASSETS:
  Cash in bank                                            $270          $291
                                                       -------       -------
    Total Current Assets                                   270           291
                                                       -------       -------
OTHER ASSETS:
  Organization costs, net of amortization of
    $563 and $413                                          437           587
  Investment in clocks                                  33,500        33,500
                                                       -------       -------
    Total Other Assets                                  33,937        34,087
                                                       -------       -------
TOTAL ASSETS                                           $34,207       $34,378
                                                       =======       =======
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $     -       $    62
  Franchise tax payable                                      -           100
  Accrued interest payable                                 259            78
  Refund due customer                                    3,350         3,350
  Stockholder advances                                   5,850         2,250
                                                       -------       -------
    Total Current Liabilities                            9,459         5,840
                                                       -------       -------
STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding             -             -
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 908,300 and 908,300 shares issued
    and outstanding respectively                           908           908
  Capital in excess of par value                        45,753        45,753
  Earnings (deficit) accumulated during the
    development stage                                  (21,913)      (18,123)
                                                       -------       -------
    Total Stockholders' Equity                          24,748        28,538
                                                       -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $34,207       $34,378
                                                       -------       -------

                  See notes to Condensed Financial Statements

                           FIRST AMERICAN CLOCK CO.
                         (A Development Stage Company)

                       CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)

                           For the Three         For the Nine      Cumulative
                           Months Ended          Months Ended      During the
                           September 30,         September 30,     Development
                          1998       1997        1998       1997     Stage
                        ------     ------     -------     -------   ---------
REVENUE
  Clock sales           $    -     $    -     $     -     $ 5,500   $      -
  Costs of goods sold        -          -           -      (4,500)         -
                        ------     ------     -------     -------   ---------
    Total revenues           -          -           -       1,000          -
                        ------     ------     -------     -------   ---------
EXPENSES
  Interest                  82         17         181          47        259
  Bank charges              17         19          51          49        339
  Professional fees        655        725       3,210       3,607      9,603
  Amortization expense      50         50         150         150        562
  Other fees                 -          -         198         420      1,525
  Travel                     -          -           -           -        719
  Investment write-down      -          -           -           -      9,000
                        ------     ------     -------     -------   ---------
    Total expenses         804        811       3,790       4,273     22,007
                        ------     ------     -------     -------   ---------
OPERATING INCOME (LOSS)   (804)      (811)     (3,790)     (3,273)   (22,007)

OTHER INCOME (EXPENSE)
  Interest                   -          -           -           -         94
                        ------     ------     -------     -------   ---------
NET INCOME (LOSS)       $ (804)    $(811)     $(3,790)    $(3,273)  $(21,913)
                        ======     ======     =======     =======   =========
EARNINGS(LOSS) PER SHARE $(0.00)   $ (0.00)   $ (0.00)    $ (0.00)  $  (0.02)
                          ======    ======     =======     =======   ========

                  See notes to Condensed Financial Statements

          FIRST AMERICAN CLOCK CO.
        (A Development Stage Company)

      CONDENSED STATEMENT OF CASH FLOWS
                 (Unaudited)

                                   For the Three   For the Nine    Cumulative
                                   Months Ended    Months Ended    During the
                                   September 30,   September 30,  Development
                                   1998     1997   1998     1997    Stage
                                   ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Sales                            $     -   $ 500 $      -  $ 3,100 $       -
 Deposit due customer                   -       -                 -     3,350
 Interest income                        -       -        -        -        94
 Bank charges                         (17)      -      (51)     (14)     (340)
 Cash paid for organization expense,
  supplies and services              (375)   (744)  (3,570)  (3,687)  (12,845)
                                   ------------------------------------------
   Net Cash Provided (Used) by
    Operating Activities             (392)   (244)  (3,621)    (601)   (9,741)
                                   ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in clocks                   -       -        -        -   (42,500)
                                   ------------------------------------------
   Net Cash (Used) by
    Investing Activities                -       -        -        -   (42,500)
                                   ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                   -       -        -        -    62,150
 Deferred offering costs                -       -        -        -   (15,489)
 Stockholder advances                 500     250    3,600      250     5,850
                                   ------------------------------------------
   Net Cash Provided by
    Financing Activities              500     250    3,600      250    52,511
                                   ------------------------------------------
NET INCREASE (DECREASE) IN CASH       108       6      (21)    (351)      270

CASH  -  BEGINNING OF PERIOD          162      53      291      410        -
                                   ------------------------------------------
CASH  -  END OF PERIOD            $   270   $  59 $    270  $    59 $     270
                                   ------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED(USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                 $(804)    $(811) $(3,790) $(3,273) $(21,913)
                                   ------------------------------------------
Adjustments to reconcile net income (loss) to net
 cash provided (used) by operating activities
   Amortization                      50        50      150      150       563
   Investment write-down              -         -        -        -     9,000
   Change in assets and liabilities
    Pre-paid expense                280         -        -        -         -
    Inventory costs                   -         -        -    4,500         -
    Organization costs                -         -        -        -    (1,000)
    Account receivable                -       500        -   (2,400)        -
    Accrued interest payable         82        17      181       47       259
    Accounts payable and franchise
     tax payable                      -         -     (162)     375         -
    Refund due customer               -         -        -        -     3,350
                                   ------------------------------------------
     Total Adjustments              412       567      169     2,672   12,172
                                   ------------------------------------------
NET CASH (USED) BY OPERATING
 ACTIVITIES                       $(392)    $(244) $(3,621) $  (601) $ (9,741)
                                   ==========================================
                  See notes to Condensed Financial Statements

                  FIRST AMERICAN CLOCK CO.
               (A Development Stage Company)

          NOTES TO UNAUDITED FINANCIAL STATEMENTS

  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at September 30, 1998 and 1997 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

                              First American Clock Co.



Date: November 13, 1998       by: /s/Mick Jardine
                                   Mick Jardine, Chairman