Form 10KSB
period 1998-12-31
FIRST AMERICAN CLOCK CO
filed 1999-02-25
CIK 947969

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1998 Commission File No. 33-93994

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from           to           .

                       FIRST AMERICAN CLOCK CO.
            (Name of small business issuer in its charter)

           Nevada                                      87-0543565
State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                     Identification No.)

           953 East 3665 South, Salt Lake City, Utah 84106
         (Address of principal executive offices)  (zip code)

Issuer's telephone number, including area code:  (801) 486-9452


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

As of February 18, 1999, the aggregate market value of voting stock held by non-affiliates was approximately $1,083,000.

The number of shares outstanding of the Issuer's common stock at December 31, 1998: 908,300

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     (A)  BUSINESS DEVELOPMENT.

     First American Clock Co. (the "Company") was incorporated under the laws of the State of Nevada on May 17, 1995. In connection with the organization of the Company, the President and founders of the Company contributed $8,000 cash to initially capitalize the Company in exchange for 800,000 shares of Common Stock. The Company then registered a public offering of its securities to raise funds from such offering with which to commence business operations. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 33-93994, which became effective October 25, 1995. Pursuant thereto the Company sold 108,300 shares of its common stock to the public at $.50 per share and raised gross proceeds of $54,150. The offering was completed in March, 1996. The Company then used the net proceeds of the offering to acquire inventory, and provide working capital for its business operations. However, the Company did not generate any significant revenues from operations and is still considered a development stage company. The Company discontinued such operations at the end of 1998 and now has no significant assets nor any operations.

     (B)  BUSINESS OF COMPANY.

     The Company was formed to engage in the business of purchasing or otherwise acquiring antique, museum quality clocks and timepieces, principally from private collectors, for resale. The Company purchased such timepieces for resale to museums and other institutions as well as private collectors and the general public. However, the business was not successful because the Company was unable to arrange suitable resales of the inventory it acquired. During 1998, the Company discontinued operations with respect to such business venture. The Company presently has no active business operations, but in January, 1999, entered into a letter of intent to acquire all the issued and outstanding stock of EVX, Inc., a privately held company founded to engage in the design, development and marketing of electric vehicles. The proposed acquisition is subject to numerous conditions and there is no assurance that it will be consummated or is probable.

ITEM 2.   PROPERTIES

     The Company presently has no office facilities.

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

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     The Company's public offering was not closed until late March, 1996.
The Common Stock of the Company did not begin trading in the over-the-counter market until April of 1997. However, any trading has been very limited and sporadic, and there has not been an active public trading market for the securities of the Company. The following sets forth high and low bid price quotations for each calendar quarter that trading occurred during the last two fiscal years. Such quotations represent interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Quarter Ended                 High                Low

June 30, 1997                 1.50                1.125
September 30, 1997            2.25                1.375
December 31, 1997             1.81                1.75

March 31, 1998                (No shares traded)
June 30, 1998                 1.56                1.50
September 30, 1998            1.56                1.50
December 31, 1998             1.25                1.25

     (B)  HOLDERS.

     As of January 12, 1999, there were 22 record holders of the Company's Common Stock.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company was incorporated on May 17, 1995, and was formed to engage in the business of purchasing or otherwise acquiring antique, museum quality clocks and timepieces, principally from private collectors, for resale. However, the business was not successful, because the Company was unable to arrange suitable resales of the inventory it acquired, and the Company subsequently discontinued operations with respect to such business venture.

The Company did not generate any significant revenues from operations and is still considered a development stage company.

     Management's plan of operation for the next twelve months is to raise $5,000,000 through an offering of securities. If successful, the Company will then attempt to consummate the proposed acquisition of EVX and use the funds from such offering to provide working capital for its operations. There is no assurance the Company will be successful in raising these funds or in acquiring EVX.

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

                       Term Served As  Positions
Name of DirectorAge    Director/OfficerWith Company
                       Since inception
Mick Jardine53                        President &
                                      Secretary/Treasurer

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The Company has not paid any cash compensation to its executive officer to date.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock by each director of the Company, each beneficial owner of more than five percent (5%) of said securities, and all directors and executive officers of the Company as a group:

                       Title of   Amount and Nature Percent
Name and Address        Class     of Beneficial        of
                                  Ownership          Class
Mick Jardine            Common
3211 S. Highland Dr.                500,000 shares    55%
Salt Lake City, UT 84106
Lynn Dixon
311 S. State, #460      Common
Salt Lake City, UT 84111            300,000 shares    33%
All officers and
directors as a group (1person)
                        Common
                                    500,000 shares    55%


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

     The Company has no office facilities but used as its principal place of business the retail shop and office facilities of Mr. Mick Jardine on a rent free basis. There was no formal written agreement for the use of such facilities.

     The clocks and other inventory were kept and maintained at the office and retail shop maintained by Mr. Jardine in Salt Lake City, Utah. The Company was not required to pay rent for the use of such facilities, but paid for or reimbursed Mr. Jardine for any additional out of pocket costs incurred for storage, repairs or maintenance, including the cost of insurance.

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

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 1998.

                              SIGNATURES


In accordance with Section 12 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST AMERICAN CLOCK CO.



By:  /s/ Mick Jardine                           Date: February 24, 1999
     Mick Jardine, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:  /s/Mick Jardine                            Date: February 24, 1999
     Mick Jardine, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

     No annual report or proxy statement has been sent to security holders.

                      FIRST AMERICAN CLOCK CO.
                   (A Development Stage Company)

                        FINANCIAL STATEMENTS

           FOR THE YEAR ENDED DECEMBER 31, 1998 AND 1997

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

  INDEPENDENT AUDITOR'S REPORT

  To the Board of Directors
  FIRST AMERICAN CLOCK CO.
  Salt Lake City, Utah

  I have audited the accompanying balance sheets of First American Clock Co. (a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from inception (May 17, 1995) to December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits.

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

  In my opinion, the financial statements refereed to above present fairly, in all material respects, the financial position of First American Clock Co., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended and from inception (May 17, 1995) to December 31, 1998 in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company is in the development stage and has incurred a net loss of $27,676 for 1998 and has incurred net losses since inception. At December 31, 1998, the Company has only $475 of cash available to pay operating expenses. These factors, and the others discussed in Note 4 raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                         David T. Thomson, P.C.

  Salt Lake City, Utah
  January 21, 1999

                           FIRST AMERICAN CLOCK CO.
                         (A Development Stage Company)

                                 BALANCE SHEET

                                    ASSETS

                                         December 31, 1998 December 31, 1997

CURRENT ASSETS:
  Cash in bank                                       $475       $291
                                              ___________ __________

    Total Current Assets                              475        291
                                              ___________ __________

OTHER ASSETS:
  Organization costs, net of amortization of          387        587
    $613 and $413
  Investment in clocks                                  0     33,500
                                              ___________ __________

    Total Other Assets                                387     34,087
                                              ___________ __________

TOTAL ASSETS                                         $862    $34,378
                                              =========== ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $0        $62
  Franchise tax payable                                 0        100
  Accrued interest payable                              0         78
  Refund due customer                                   0      3,350
  Stockholder advances                                  0      2,250
                                              ___________ __________

    Total Current Liabilities                           0     5,840
                                              ___________ __________

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 5,000,000
    shares authorized, no shares issued and             0          0
    outstanding
  Common stock; $.001 par value, 50,000,000
    shares authorized, 908,300 and 908,300            908        908
    shares issued and outstanding
  Capital in excess of par value                   45,753     45,753
  Earnings (deficit) accumulated during           (45,799)   (18,123)
    the development stage                     ___________ __________

    Total Stockholders' Equity                        862     28,538
                                              ___________ __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $862    $34,378
                                              =========== ==========

                           FIRST AMERICAN CLOCK CO.
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS

                                        For      For   From Inception
                                        the      the   (May 17, 1995)
                                        Year     Year        to
                                        December  31,   December  31,
                                        1998     1997      1998

REVENUES:
  Interest                                  $0       $0     $94
                                       ________________________

EXPENSES:
  Bank charges                              65       66     353
  Amortization expense                     200      200     612
  Administrative and other expense      22,398        0  22,398
  Professional fees                      3,940    4,233  10,333
  License and fees                         799      582   2,126
  Travel                                     0        0     719
  Interest                                 274       68     352
  Investment write-down                      0    9,000   9,000
                                       ________________________

    Total Expenses                      27,676   14,149  45,893
                                       ________________________

NET INCOME (LOSS)                      (27,676) (14,149)(45,799)
                                       ========================

EARNINGS (LOSS) PER SHARE                $0.03    $0.02   $0.05
                                       ========================

                           FIRST AMERICAN CLOCK CO.
                         (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                               Earnings
                                                                (Loss)
                                                               Accumulated
                                       Common Stock Capital in During the
                                                     Excess of Development
                                      Shares  Amount Par Value Stage


BALANCE, May 17, 1995 (inception)          0      $0     $0       $0

Shares issued to initial stockholders
for cash, May 17, 1995 at $.01 per   800,000     800  7,200        0
 share

Net income (loss) from May 17, 1995
(inception) to December 31, 1995           0       0      0      (71)
                                     _______________________________

BALANCE, December 31, 1995           800,000     800  7,200      (71)

Shares issued to the public at $.50
per share, March 1996                108,300     108 54,042        0

Direct costs of public offering of         0       0(15,489)       0
common stock

Net income (loss) for the year
ended December 31, 1996                    0       0      0   (3,903)
                                     _______________________________

BALANCE, December 31, 1996           908,300    908  45,753   (3,974)

Net income (loss) for the year
ended December 31, 1997                    0      0       0  (14,149)
                                     _______________________________

BALANCE, December 31, 1997           908,300    908  45,753  (18,123)

Net income (loss) for the year
ended December 31, 1998                    0      0       0  (27,676)
                                     _______________________________

BALANCE, December 31, 1998           908,300   $908 $45,753 $(45,799)
                                     ======= ======= ====== ========

                           FIRST AMERICAN CLOCK CO.
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS

                                                              From Inception
                                                    For the   (May 17, 1995)
                                                   Year Ended       to
                                                   December 31, December 31,
                                                   1998    1997    1998

CASH FLOWS FROM OPERATING ACTIVITIES
  Deposit due customer                               $0  $3,350   $3,350
  Interest income                                     0       0       94
  Bank charges                                      (65)    (67)    (354)
  Cash paid for organization expenses, supplies  (3,851) (4,652) (13,126)
    and services                                 _______________________

    Net Cash (Used) by Operating Activities      (3,916) (1,369) (10,036)
                                                 _______________________
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in clocks                                0       0  (42,500)
                                                 _______________________

    Net Cash (Used) by Investing Activities           0       0  (42,500)
                                                 _______________________
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                0       0   62,150
  Deferred offering costs                             0       0  (15,489)
  Stockholder advances                            4,100   1,250    6,350
                                                 _______________________

    Net Cash Provided (Used) by Financing         4,100   1,250   53,011
      Activities                                 _______________________

NET INCREASE (DECREASE) IN CASH                     184    (119)     475

CASH  -  BEGINNING OF PERIOD                        291     410        0
                                                 _______________________

CASH  -  END OF PERIOD                             $475    $291     $475
                                                 =======================
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                              $(27,676)$(14,149)$(45,799)
                                                 _______________________
Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities
  Amortization                                       200    200      613
  Clock investment writedown                           0  9,000    9,000
  Exchange clocks for debt and to pay expenses    27,150      0   27,150
  Change in assets and liabilities
    Organization costs                                 0      0   (1,000)
    Accrued interest payable                         (78)    68        0
    Accounts payable                                (162)   162        0
    Refund due customer                           (3,350) 3,350        0
                                                 _______________________

      Total Adjustments                           23,760 12,780   35,763
                                                 _______________________

NET CASH (USED) BY OPERATING ACTIVITIES         $(3,916)$(1,369)$(10,036)
                                                 =======================


________________________

                      FIRST AMERICAN CLOCK CO.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

  NOTE   1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization - The Company was organized under the laws of the State of Nevada on May 17, 1995, and has elected a fiscal year end of December 31st. The Company has not commenced planned principle operations and is considered a development stage company as defined in SFAS No. 7. The Company has sold common stock to raise funds so it can engage in the business of purchasing or otherwise acquiring antique, museum quality clocks, watches and other timepieces for resale. The Company, has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirement of the Company and other relevant factors. The Company has purchased antique clocks which it held for investment and resale. However, the Company has discontinued its existing efforts to invest in antique clocks to be resold for profit. (See notes 5 and 6).

       Net income per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented.

       Organization Costs - The Company will amortize its organization costs, which reflect amounts expended to organize the Company, over sixty (60) months using the straight-line method.

       Income Taxes - Due to continued operating losses at December 31, 1998 and 1997, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. The Company has a net operating loss carryforward of $45,799. Of which $27,676, $14,149, $3,903 and $71 will expire in the years 2018, 2012, 2011 and 2010, respectively. A valuation allowance of $6,870 has been established for those tax credits which are not expected to be realized. This allowance increased $4,152 and $2,122 in 1998 and 1997 respectively.

       Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1998 the Company used its clocks that it was holding for investment to pay liabilities of the Company, to compensate officers of the Company and to pay other costs . (See note 6). At December 31, 1997 the Company did not have non-cash investing and financing activities.

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

       Through December 31, 1997 an officer of the Company was providing office space to the Company on a rent free basis. Through December 31, 1997 no compensation was paid or accrued to any officer or directors of the Corporation.

       Through December 31, 1998, a stockholder of the Company advanced $6,350 to the Company to be used for operating capital. The loan was short term, unsecured and accrued interest at a rate of 6%. This debt was paid by receipt of the lender of certain investment clocks of the Company.

  NOTE   4  -  GOING CONCERN

       The accompanying financial statement have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has generated operating losses since inception. In addition, the Company has limited working capital and has all of its operating capital tied up in its investments in clocks. The Company has had to borrow from a stockholder to pay certain operating expenses. The Company has transferred its investment in clocks to pay debts, Compensation and other expenses (see note 6) leaving limited assets remaining with the Company.

       In view of these matters, the ongoing existence of the Company is dependent upon the Company's ability to meet its future operating expenses. Management believes that actions presently being taken to pay expenses by transferring its clocks to individuals who will pay expenses of the Company and its proposed acquisition (see note
       7) provide an opportunity to the Company to continue as a going concern.

                      FIRST AMERICAN CLOCK CO.
                   (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS

  NOTE   5  -  INVESTMENT IN CLOCKS

       Due to the fact that the Company has yet to complete a sale of any of its clocks and the fact that management believes that the clocks may have to be held on a long-term basis before being sold, the clocks purchased by the Company were reclassified in the financial statements at December 31, 1997 from inventory to a long-term investment. The investment in the clocks are being shown at cost less any writedown to market value or to represent other losses. (See below) Management believes the clocks purchased, which are antique French mantle clocks, will only appreciate in value, but may have to be held on a long-term basis to be sold at a profit.

              During 1997 a clock was sold and was damaged while being shipped.
       The clock was returned. During 1997 the Company recorded a liability on its financial statements of $3,350 for money due back to the purchaser of the returned clock.

              Also, during 1997 the Company wrote down a clock to zero because it had at that time been unable to get the clock returned from a clock restorer who had the clock. The total writedown for clocks during 1997 was $9,000.

       NOTE  6  -  DISCONTINUANCE OF INVESTING IN CLOCKS

              Effective for calendar year ended December 31, 1998, the Company discontinued its existing business relating to the purchase for investment and resale of antique clocks. The remaining clocks were transferred to two individuals, one a stockholder and the other a stockholder and officer of the Company. The clocks transferred to the two individuals were used to cancel amounts owed for liabilities, loans, compensation and other expenses to the extent thereof of the Company.

       NOTE  7  -  LETTER OF INTENT

              The Company has signed a letter of intent with EVX, Inc., a Nevada
       Corporation. Upon approval of the letter by shareholders the Company will prepare an Agreement and Plan of Reorganization with final terms and provisions of the reorganization between the two companies. The following outlines certain but not all of the provisions outlined in the letter of intent. First, the Company will issue 47,000,000 restricted shares of its common stock in exchange for all of EVX, Inc.'s outstanding stock, and second, the current officer and director of the Company will resign and new officers and directors will be designated by the shareholders of EVX, Inc.