Form 10QSB
period 1999-03-31
FIRST AMERICAN CLOCK CO
filed 1999-05-19
CIK 947969

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                             FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 1999

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


                         953 East 3665 South
                      Salt Lake City, Utah 84106
               (Address of principal executive offices)

                          (801) 486-9452
         (Registrant's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at March
31, 1999:  908,300

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                           FIRST AMERICAN CLOCK CO.
                         (A Development Stage Company)

                            CONDENSED BALANCE SHEET

                                    ASSETS

                                              March 31,  December 31,
                                                1999       1998
                                             (Unaudited)

CURRENT ASSETS:
  Cash in bank                                    $528       $475
                                              ________   ________

    Total Current Assets                           528        475
                                              ________   ________

OTHER ASSETS:
  Organization costs, net of amortization of       337        387
    $663 and $613                             ________   ________

    Total Other Assets                             337        387
                                              ________   ________

TOTAL ASSETS                                      $865       $862
                                              ========   ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Stockholder advance                              $77         $0
                                              ___________________

    Total Current Liabilities                       77          0
                                              ________   ________

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 5,000,000
    shares authorized, no shares issued and          0          0
    outstanding
  Common stock; $.001 par value, 50,000,000
    shares authorized, 908,300 and 908,300         908        908
    shares issued and outstanding respectively
  Capital in excess of par value                45,753     45,753
  Earnings (deficit) accumulated during the    (45,873)   (45,799)
    development stage                         ________   ________

    Total Stockholders' Equity                     788        862
                                              ________   ________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $865       $862
                                              ========   ========


                  See Notes to Condensed Financial Statements

                           FIRST AMERICAN CLOCK CO.
                         (A Development Stage Company)

                       CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                        For the      For the    Cumulative
                                      Three Months Three Months During the
                                         Ended        Ended    Development
                                        March 31,    March 31,      Stage
                                            1999       1998
REVENUE
  Clock sales                                  $0        $0        $0
  Costs of goods sold                           0         0         0
                                        _____________________________

    Total revenues                              0         0         0
                                        _____________________________

EXPENSES
  Interest                                      0        33       352
  Bank charges                                 24        17       377
  Administrative and other expense              0         0    22,398
  Professional fees                             0         0    10,333
  Amortization expense                         50        50       662
  License and fees                              0        63     2,126
  Travel                                        0         0       719
  Investment write-down                         0         0     9,000
                                        _________ _________ _________

    Total expenses                             74       163    45,967
                                        _________ _________ _________

OPERATING INCOME                              (74)     (163)  (45,967)
                                        _________ _________ _________

OTHER INCOME (EXPENSE)
  Interest                                      0         0        94
                                        _________ _________ _________

NET INCOME (LOSS)                            $(74)    $(163) $(45,873)
                                        ========= ========= =========
EARNINGS (LOSS) PER SHARE                   $0.00     $0.00     $0.05
                                        ========= ========= =========


                  See Notes to Condensed Financial Statements

                           FIRST AMERICAN CLOCK CO.
                         (A Development Stage Company)

                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                                    For the Three  Cumulative
                                                     Months Ended  During the
                                                       March 31,  Development
                                                     1999     1998    Stage
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES
  Deposit due customer                                 $0        $0    $3,350
  Interest income                                       0         0        94
  Bank charges                                        (24)      (17)     (378)
  Cash paid for organization expense, supplies          0      (125)  (13,126)
    and services                                _____________________________

    Net Cash Provided (Used) by Operating             (24)     (142)  (10,060)
    Activities                                  _____________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in clocks                                  0         0   (42,500)
                                                _____________________________

    Net cash (Used) by Investing Activities             0         0   (42,500)
                                                _____________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                  0         0    62,150
  Deferred offering costs                               0         0   (15,489)
  Stockholder advances                                 77         0     6,427
                                                _____________________________

    Net Cash Provided by Financing Activities          77         0    53,088
                                                _____________________________

NET INCREASE (DECREASE) IN CASH                        53     (142)       528

CASH  -  BEGINNING OF PERIOD                          475       291         0
                                                _____________________________

CASH  -  END OF PERIOD                               $528      $149      $528
                                                =============================

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                                    $(74)    $(163) $(45,873)
                                                _____________________________
Adjustments to reconcile net income(loss) to net
  cash provided(used) by operating activities
    Amortization                                       50        50       663
    Investment write-down                               0         0     9,000
    Exchange clocks for debt and to pay expenses                       27,150
    Change in assets and liabilities
     Inventory costs                                    0         0         0
     Organization costs                                 0         0    (1,000)
     Account receivable                                 0         0         0
     Accrued interest payable                           0        33         0
     Accounts payable and franchise tax payable         0      (62)         0
     Refund due customer                                0         0         0
                                                _____________________________

       Total Adjustments                               50        21    35,813
                                                _____________________________

NET CASH (USED) BY OPERATING ACTIVITIES              $(24)    $(142) $(10,060)

                  See Notes to Condensed Financial Statements

                      FIRST AMERICAN CLOCK CO.
                   (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS

  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at March 31, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

     The Company has no business operations or assets and is looking for a proposed acquisition or business venture with which to become involved. Management's plan of operation for the next twelve months is to continue looking for a business opportunity to acquire. If successful, the Company will then attempt to consummate such acquisition. There is no assurance the Company will be successful in locating or acquiring any suitable business venture.

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

                              First American Clock Co.



Date: May 18, 1999       by:  /s/ Mick Jardine
                              Mick Jardine, Chairman