Form 10QSB
period 1999-06-30
FIRST AMERICAN CLOCK CO
filed 1999-08-05
CIK 947969

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 1999

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


(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at June
30, 1999:  908,300

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                           FIRST AMERICAN CLOCK CO.
                         (A Development Stage Company)

                            CONDENSED BALANCE SHEET

                                    ASSETS

                                                 June 30,  December 31,
                                                   1999      1998
                                               (Unaudited)

CURRENT ASSETS:
  Cash in bank                                         $15     $475
                                                 _________ ________

     Total Current Assets                               15      475
                                                 _________ ________

OTHER ASSETS:
  Organization costs, net of amortization of           287      387
    $713 and $613                                _________ ________

     Total Other Assets                                287      387
                                                 _________ ________

TOTAL ASSETS                                          $302     $862
                                                 ========= ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Stockholder advances                                 78        0
                                                __________________

     Total Current Liabilities                         78        0
                                                _________ ________

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 5,000,000
    shares authorized, no shares issued and             0        0
    outstanding
  Common stock; $.001 par value, 50,000,000
    shares authorized, 908,300 and 908,300
    shares issued and outstanding respectively        908      908
  Capital in excess of par value                   45,753   45,753
  Earnings (deficit) accumulated during the       (46,437) (45,799)
    development stage                           _________ ________

     Total Stockholders' Equity                       224      862
                                                _________ ________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $302     $862
                                                ========= ========

                  See Notes to Condensed Financial Statements

                           FIRST AMERICAN CLOCK CO.
                         (A Development Stage Company)

                       CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)

                            For the Three   For the Six     Cumulative
                            Months Ended    Months Ended    During the
                              June 30,        June 30,     Development
                            1999    1998     1999   1998     Stage

REVENUE
  Clock sales                 $0      $0       $0     $0        $0
  Costs of goods sold          0       0        0      0         0
                         _________________________________________

     Total revenues            0       0        0      0         0
                         _________________________________________

EXPENSES
  Interest                     0      66        0     99       352
  Bank charges                17      17       41     34       394
  Administrative and other
    expenses                   0       0        0      0    22,398
  Professional fees          290   2,555      290  2,555    10,623
  Amortization expense        50      50      100    100       712
  Other fees                 207     135      207    198     2,333
  Travel                       0       0        0      0       719
  Investment write-down        0       0        0      0     9,000
                         _________________________________________

     Total expenses          564   2,823      638  2,986    46,531
                         _______________ _________________________

OPERATING INCOME (LOSS)     (564) (2,823)    (638)(2,986)  (46,531)

OTHER INCOME (EXPENSE)
  Interest                     0       0        0      0        94
                         _______________ _________________________

NET INCOME (LOSS)          $(564) $(2,823)  $(638)$(2,986)$(46,437)
                         =============== =========================

EARNINGS (LOSS) PER SHARE  $0.00    $0.00   $0.00   $0.00    $0.06
                         =============== =========================

                  See Notes to Condensed Financial Statements

                           FIRST AMERICAN CLOCK CO.
                         (A Development Stage Company)

                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                      For the Three  For the Six   Cumulative
                                      Months Ended   Months Ended  During the
                                        June 30,       June 30,   Development
                                      1999   1998    1999   1998    Stage
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES
  Sales                                 $0     $0     $0      $0       $0
  Deposit due customer                   0      0      0       0    3,350
  Interest income                        0      0      0       0       94
  Bank charges                         (17)   (17)   (41)    (34)    (395)
  Cash paid for organization expense, (496)(3,070)  (496) (3,195) (13,622)
   supplies and services           ______________________________________

     Net Cash Provided (Used) by      (513)(3,087)  (537) (3,229) (10,573)
     Operating Activities          ______________ _______________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in clocks                   0      0      0       0 (42,500)
                                  ______________ _______________________

     Net Cash (Used) by Investing        0      0      0       0 (42,500)
     Activities                   ______________ _______________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                   0      0      0       0  62,150
  Deferred offering costs                0      0      0       0 (15,489)
  Stockholder advances                   0  3,100     77   3,100   6,427
                                  ______________ _______________________

     Net Cash Provided by                0  3,100     77   3,100  53,088
     Financing Activities         ______________ _______________________

NET INCREASE (DECREASE) IN CASH       (513)    13   (460)   (129)     15

CASH  -  BEGINNING OF PERIOD           528    149    475     291       0
                                  ______________ _______________________

CASH  -  END OF PERIOD                 $15   $162    $15    $162     $15
                                  ======================================
RECONCILIATION OF NET INCOME TO
  NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES

NET INCOME (LOSS)                  $(564)$(2,823)$(638) $(2,986)$(46,437)
                                  ______________ _______________________
Adjustments to reconcile net income
 (loss) to net cash provided (used)
  by operating activities
    Amortization                       51     50    101     100      714
    Investment write-down               0      0      0       0    9,000
    Exchange clocks for debt and        0      0      0       0   27,150
     to pay expenses
    Change in assets and liabilities
     Pre-paid expense                   0  (280)      0   (280)        0
     Inventory costs                    0      0      0       0        0
     Organization costs                 0      0      0       0   (1,000)
     Account receivable                 0      0      0       0        0
     Accrued interest payable           0     66      0      99        0
     Accounts payable and               0  (100)      0   (162)        0
      franchise tax payable       ______________ ______ ________________

     Total Adjustments                 51  (264)    101   (243)   35,864
                                  ______________ _______________________

NET CASH (USED) BY OPERATING       $(513)$(3,087)$(537) $(3,229)$(10,573)
ACTIVITIES                        ======================================

                  See Notes to Condensed Financial Statements

                      FIRST AMERICAN CLOCK CO.
                   (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS

  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

     The Company presently has no business operations or assets and is looking for a proposed acquisition or business venture with which to become involved. The Company has entered into a letter of intent wherein the Company would acquire all the issued and outstanding stock of MangoSoft Corporation, a company that has developed proprietary technology to enable high performance caching and sharing of data, Web content, applications, and working files among workgroups. Management's plan of operation for the next twelve months is to attempt to consummate such acquisition. There is no assurance the Company will successfully consummate such acquisition, or succeed in locating or acquiring any suitable business venture.

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

                              First American Clock Co.



Date: August 4, 1999          by:   /s/ Mick Jardine
                                   Mick Jardine, Chairman