Form 10QSB
period 1999-09-30
MANGOSOFT INC
filed 1999-11-19
CIK 947969

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------

                                   FORM 10-QSB


                    [x] Quarterly Report Pursuant to Section
                        13 or 15(d) of the Securities Exchange
                        Act of 1934

                        For the Quarterly Period Ended September 30, 1999

                                       or

                    [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

           For the Transition Period from ____________ to ____________

                        Commission File Number: 33-93994


                                 MANGOSOFT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Nevada                                          87-0543565
  -------------------------------                       ----------------------
  (State or other jurisdiction of                       (IRS Employer ID. No.)
   incorporation or organization)


      1500 West Park Drive, Suite 190
              Westborough, MA                                      01581
 ----------------------------------------                        ---------
 (Address of principal executive offices)                        (Zip code)


Registrant's telephone number, including area code: (508) 871-7397


      First American Clock Co., 953 East South, Salt Lake City, Utah 84106
      --------------------------------------------------------------------
         (Former name and former address, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x    No
    ----      ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Common Stock                              19,883,998 Shares
       ------------                              -----------------
      $.001 Par Value                    (Outstanding on November 19, 1999)

                        MANGOSOFT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                              INDEX TO FORM 10-QSB


PART I.   FINANCIAL INFORMATION

ITEM 1--Financial Statements:
Condensed Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998.......    1
Condensed Consolidated Statements of Operations for the nine months ended September 30, 1999 and 1998........    2
Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998.........................    3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998........    4
Notes to Condensed Consolidated Financial Statements.........................................................    5

ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations................   12


PART II.   OTHER INFORMATION

ITEM 1--Legal Proceedings....................................................................................   20

ITEM 2--Changes in Securities and Use of Proceeds............................................................   20

ITEM 3--Defaults Upon Securities.............................................................................   20

ITEM 4--Submission of Matters to a Vote of Security Holders..................................................   20

ITEM 5--Other Information....................................................................................   21

ITEM 6--Exhibits and Reports on Form 8-K.....................................................................   21

Signatures...................................................................................................   22

                          PART I. FINANCIAL INFORMATION

                        MANGOSOFT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                Three Months Ended September 30,
                                                --------------------------------
                                                    1999               1998
                                                 -----------       -----------

Revenues ....................................    $    27,775       $     1,138

Costs and expenses:
  Cost of revenues ..........................             --             4,486
  Research and development ..................      1,280,537         1,618,116
  Selling and marketing .....................        155,326           243,134
  General and administrative ................        438,293           905,586
                                                 -----------       -----------

Loss from operations ........................     (1,846,381)       (2,770,184)

Interest income .............................            625            16,311


Other  expenses:
  Interest expense to related parties .......       (116,186)               --
  Other interest expense ....................         (4,865)          (22,238)
                                                 -----------       -----------
          Total other expenses ..............       (121,051)          (22,238)
                                                 -----------       -----------

Net loss ....................................     (1,966,807)       (2,776,111)
Dividends accrued on preferred stock ........        471,231           658,422
                                                 -----------       -----------

Net loss applicable to common shares ........    $(2,438,038)      $(3,434,533)
                                                 ===========       ===========

Net loss per common share ...................    $     (0.32)      $     (2.18)
                                                 ===========       ===========

Shares used in computing net loss per
Common share ................................      7,678,000         1,575,000
                                                 ===========       ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MANGOSOFT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                               Nine Months Ended September 30,
                                               -------------------------------  Cumulative Since
                                                    1999             1998          Inception
                                                    ----             ----          ---------
Revenues ...................................   $    35,678     $    308,260     $    343,938

Costs and expenses:
  Cost of revenues .........................           275           91,529           91,804
  Research and development .................     3,385,874        5,241,567       21,950,442
  Selling and marketing ....................       198,509        2,586,971        9,285,179
  General and administrative ...............     1,513,025        2,433,533      10,016,,733
  Consulting fee to related parties ........            --          350,000          647,795
                                               -----------     ------------     ------------

Loss from operations .......................    (5,062,005)     (10,395,340)     (41,648,015)

Interest income ............................         3,896          163,478          568,972

Other expenses:
  Interest expense to related parties ......      (359,128)              --         (378,854)
  Other interest expense ...................        (4,865)         (30,175)         (54,372)
                                               -----------     ------------     ------------
          Total other expenses .............      (363,993)         (30,175)        (433,226)
                                               -----------     ------------     ------------
Net loss ...................................    (5,422,102)     (10,262,037)     (41,512,269)

Dividends accrued on preferred stock .......     1,884,923        1,976,063        6,604,024
                                               -----------     ------------     ------------

Net loss applicable to common shares .......   $(7,307,025)    $(12,238,100)    $(48,116,293)
                                               ===========     ============     ============

Net loss per common share ..................   $     (2.02)    $      (7.77)
                                               ===========     ============

Shares used in computing net loss per
   Common share ............................     3,609,333        1,575,000


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MANGOSOFT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               (Unaudited)          (Unaudited)
                                                            September 30, 1999    December 31, 1998
                                                            ------------------    -----------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ............................     $  2,319,040         $    232,637
     Accounts receivable ..................................           15,821                9,458
     Inventory ............................................               --                  275
     Prepaid insurance ....................................          173,475                   --
     Other current assets .................................            4,650                3,591
                                                                ------------         ------------
          Total current assets ............................        2,512,986              245,961

PROPERTY AND EQUIPMENT--Net ...............................          188,678              206,264
DEPOSITS AND OTHER ASSETS .................................           59,320                5,943
                                                                ------------         ------------
     TOTAL ................................................     $  2,760,984         $    458,168
                                                                ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term debt ......................................     $    157,265         $    750,000
     Short-term debt to related parties ...................               --            2,000,000
     Accrued expenses to related parties ..................          747,795              647,795
     Accounts payable .....................................        1,851,779            1,768,456
     Accrued payroll ......................................          287,584              142,834
     Accrued merger costs .................................          300,000                   --
     Other accrued expenses ...............................          394,086              424,172
     Deferred revenue .....................................           11,401               19,160
                                                                ------------         ------------
          Total current liabilities .......................        3,749,910            5,752,417

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
     Redeemable convertible preferred stock, Series C .....               --           10,536,748
     Redeemable convertible preferred stock, Series D .....               --            7,193,384
     Redeemable convertible preferred stock, Series E .....               --           14,233,546
                                                                ------------         ------------
          Total redeemable preferred stock ................               --           31,963,678
                                                                ------------         ------------

STOCKHOLDERS' EQUITY (DEFICIENCY):
     Convertible preferred stock, Series A ................               --               22,500
     Convertible preferred stock, Series B ................               --                7,500
     Common stock .........................................           19,884                  761
     Additional paid-in capital ...........................       43,586,903                   --
     Deficit accumulated during development stage .........      (44,595,713)         (37,288,688)
                                                                ------------         ------------
          Total stockholders' equity (deficiency) .........         (988,926)         (37,257,927)
                                                                ------------         ------------
TOTAL .....................................................     $  2,760,984         $    458,168
                                                                ============         ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MANGOSOFT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                             Nine Months Ended September 30,    Cumulative Since
                                                                                  1999            1998             Inception
                                                                                  ----            ----             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................   $ (5,422,102)   $(10,262,037)     $(41,512,269)
Adjustments to reconcile net loss to net cash used in operating
  Activities:
     Depreciation and amortization ........................................         82,662         499,010         2,018,476

     Stock-based compensation .............................................        349,963              --           467,409
     Loss on disposal of equipment .........................................             --              --            71,942
     Change in assets and liabilities:
        Accounts receivable ...............................................         (6,363)        140,063           (15,821)
        Inventory .........................................................            275          62,358                --
        Prepaid insurance and other current assets ........................        (17,269)         68,280           (20,860)
        Deposits and other assets .........................................        (53,377)        172,172           (59,320)
        Accrued expenses to related parties ...............................             --         350,000           647,795
        Accounts payable ..................................................         83,323        (802,379)        1,851,779
        Accrued payroll ...................................................        144,750          76,952           287,584
        Other accrued expenses ............................................         (2,640)         43,023           394,086
        Deferred revenue ..................................................         (7,759)       (130,361)           11,401
                                                                              ------------    ------------      ------------
               Total adjustments ..........................................        573,565         479,118        (5,654,471)
                                                                              ------------    ------------      ------------
               Net cash used in operating activities ......................     (4,848,537)     (9,782,919)      (35,857,798)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment ..............................        (65,076)       (158,216)       (2,291,845)
     Net cash acquired in merger ..........................................        16              --                16
     Proceeds from sale of fixed assets ...................................                             --            12,749
                                                                              ------------    ------------      ------------
               Net cash used in investing activities ......................        (65,060)       (158,216)       (2,279,080)
                                                                              ------------    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from (repayments of) short-term debt ....................       (750,000)        750,000                --
     Proceeds from issuance of short-term-debt to related parties .........      4,000,000              --         6,000,000
     Issuance of common stock in connection with merger ...................      3,750,000              --         3,750,000
     Net proceeds from sale of redeemable convertible Preferred stock .....             --         203,837        27,244,577
     Net proceeds from sale of convertible preferred stock ................             --              --         3,460,591
     Net proceeds from sale of common stock ...............................             --              --               750
                                                                              ------------    ------------      ------------
               Net cash provided from financing activities ................      7,000,000         953,837        40,455,918
                                                                              ------------    ------------      ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ...........................      2,086,403      (8,987,298)        2,319,040

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................        232,637       9,366,392                --
                                                                              ------------    ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................   $  2,319,040    $    379,094      $  2,319,040
                                                                              ============    ============      ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MANGOSOFT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF BUSINESS

         MangoSoft, Inc. and subsidiaries (a development stage company) ("the Company") develops and markets advanced software technology to simplify, expand and integrate networking and pooled use of computer resources. It is engaged in a single operating segment of the computer software industry.

          The Company is considered to be a development stage company since it has not generated significant revenues from products that have been developed to date. The Company is subject to a number of risks similar to those of other companies in an early stage of development. Principal among these risks are dependencies on key individuals, competition from other substitute products and larger companies, the successful development and marketing of its products and the need to obtain adequate additional financing necessary to fund future operations.

         The Company, without audit, has prepared the accompanying condensed consolidated financial statements. In the opinion of management, these unaudited interim condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management are of a normal recurring nature, necessary to fairly state MangoSoft, Inc. and subsidiaries' financial position, cash flows and the results of operations for the periods presented and have been prepared on a basis substantially consistent with the audited financial statements as at December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's Form 8-K.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

2.   MERGER TRANSACTION AND BASIS OF PRESENTATION

         On September 7, 1999, MangoMerger Corp. ("MangoMerger"), a wholly-owned subsidiary of First American Clock Co. ("First American"), merged (the "Merger") with and into MangoSoft Corporation ("MangoSoft"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated August 27, 1999. Following the Merger, the business to be conducted by First American was the business conducted by MangoSoft prior to the Merger. In conjunction with the Merger, First American changed its name to MangoSoft, Inc. ("MangoSoft, Inc."), which is the legal acquirer and surviving legal entity.

         Pursuant to the Merger Agreement, MangoSoft, Inc. issued 6,008,998 shares of its authorized but unissued common stock to the former MangoSoft common and preferred stockholders. In addition, substantially all outstanding options and warrants to purchase MangoSoft common stock were terminated and new options and warrants to purchase MangoSoft, Inc. common stock were issued in their place. Furthermore, promissory notes in the aggregate of $6,377,409 (including principal and accrued interest) held by creditors of MangoSoft were converted into an aggregate of 9,000,000 shares of MangoSoft, Inc. common stock.

         At the time of the Merger, the common shares issued to the former MangoSoft stockholders represented approximately 55.21% of the outstanding MangoSoft, Inc. common stock, enabling the former MangoSoft stockholders to retain voting and operating control of the Company. The merger transaction has been accounted for under the purchase method of accounting and was treated as a reverse acquisition as the shareholders of MangoSoft received the larger portion of the voting interests in the combined enterprise. Therefore, for accounting purposes, MangoSoft is deemed to have acquired MangoSoft, Inc. Accordingly, the assets and liabilities of MangoSoft, Inc. were adjusted to reflect their fair market values at the Merger date. Estimated merger costs of $.3 million have been accrued at September 30, 1999.

         Since the accounting applied differs from the legal form of the merger, the 1998 financial information presented herein represents only the financial results of MangoSoft. The 1999 financial information presented in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows represents the results of MangoSoft for the periods stated and includes the financial results of MangoSoft, Inc. for only the post-merger period ended September 30, 1999. The Condensed Consolidated Balance Sheet as of September 30, 1999 represents the combined balance sheet of the merged entity at that date while the Condensed Consolidated Balance Sheet as of December 31, 1998 represents MangoSoft only.

         Pro Forma Disclosure - The following table represents the unaudited pro forma results of operations for the nine months ended September 30, 1999 and 1998 assuming the Merger had occurred on December 31, 1997, the beginning of the earliest period presented in the accompanying condensed consolidated financial statements. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the Merger occurred at that date or of results which may occur in the future.

                                                                         Nine Months Ended
                                                                           September 30,
                                                                           -------------
                                                                        1999            1998
                                                                        ----            ----
              Revenue                                               $    35,678     $    308,260
              Loss from operations                                   (5,062,543)     (10,398,980)
              Net loss                                               (5,063,512)     (10,265,677)
              Net loss applicable to common shares                   (5,063,512)     (10,265,677)
                                                                    -----------     ------------

              Net loss per common share                             $     (0.31)    $      (1.35)
                                                                    ===========     ============

              Shares used in computing net loss per common
                     Share                                           16,550,665        7,610,219

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - As described in Note 2, MangoSoft, Inc. completed a merger transaction on September 7, 1999 that has been accounted for as a reverse acquisition. Accordingly, the Company's consolidated financial statements for periods prior to September 7, 1999 represent those of its subsidiary, MangoSoft Corporation, which is considered to be the acquirer for accounting purposes. The consolidated financial statements for periods subsequent to September 7, 1999 include the accounts of MangoSoft, Inc. and its wholly owned subsidiaries after the elimination of all significant intercompany balances.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Estimates include such items as reserves for estimated product returns and allowances, useful lives of other assets, property and equipment, and accrued liabilities. Actual results could differ from those estimates.

         Revenue Recognition - Revenue is recognized when earned. The Company sells its products primarily through distributors. Revenue from off-the-shelf product sales is recognized upon resale by the distributors. Revenue from products licensed to original equipment manufacturers ("OEMs") is recognized when OEMs ship licensed products. Provisions are recorded for estimated product returns and allowances. Of the total products shipped by the Company, $11,401 was not resold by the distributors at September 30, 1999.

         Cash and Equivalents - Cash and equivalents include cash on hand, cash deposited with banks and highly liquid debt securities with remaining maturities of ninety days or less when purchased.

         Inventory - Inventory is stated at a lower of cost or market using the first-in, first-out method. Inventory consists of costs associated and packaging of software

         Property and Equipment - Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives (one to five years) of the related assets.

         Software Development Costs - Costs incurred prior to technological feasibility of the Company's software products are expensed as research and development costs. Certain costs incurred after technological feasibility has been established are capitalized. In 1999 and 1998, no such costs were capitalized.

         Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This Statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities, using enacted tax rates in effect in the year(s) in which the differences are expected to reverse.

         Stock-Based Compensation - As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

         Net Loss Per Common Share - The Company calculates basic and diluted earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the weighted average number of common shares outstanding and gives effect to potentially dilutive common shares such as options, warrants and convertible debt and preferred stock outstanding.

         Although MangoSoft, Inc. is the surviving legal entity after the Merger, for accounting purposes the Merger is treated as a reverse acquisition of MangoSoft, Inc. by MangoSoft. Therefore, only the historical net loss of MangoSoft is included in the condensed consolidated financial statements of the Company for all periods prior to the merger. However, for purposes of computing earnings per share, the weighted average number of outstanding shares and potentially dilutive securities of MangoSoft, Inc. is used for periods prior to the Merger.

         Net loss per common share for the three and nine months ended September 30, 1999 and 1998 is based only on the weighted average number of shares of common stock outstanding. Basic and diluted loss per common share are the same for all periods presented as potentially dilutive securities, including options, warrants, convertible notes and preferred stock have not been included in the calculation of the net loss per common share as their effect is antidilutive.

         Comprehensive Income - Comprehensive income (loss) is equal to net income (loss) for the three and nine months ended September 30, 1999 and 1998.

         Future Adoption of Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for periods beginning after June 15, 2000. The Company is currently evaluating the effect SFAS No. 133 will have on the Company's financial position and results of operations. The Company will adopt this accounting standard on January 1, 2001, as required.

                                                                          Nine Months Ended
                                                                            September 30,         Cumulative
                                                                      ------------------------       Since
                                                                          1999         1998        Inception
                                                                          ----         ----       ----------
Supplemental Cash Flow Information
  Cash paid during the period for interest ........................   $    11,102   $   25,487   $    80,335


 Non Cash Financing Activities
   Merger-related transactions:
      Conversion of redeemable convertible preferred stock to
            Common stock ..........................................   $33,848,617   $       --   $33,848,617
      Conversion of convertible preferred stock to common
            Stock .................................................        30,000           --        30,000

      Conversion of 12% convertible notes to common stock .........     6,000,000           --     6,000,000

      Stock-based compensation ....................................       349,963           --       467,409
      Conversion of related party accrued interest to
            common stock ..........................................        27,462           --            --
      Purchase of treasury stock ..................................       100,000           --       100,000
      Accrued merger costs ........................................  300,000           --       300,000
      Merger costs paid for with common stock .....................       500,000           --       500,000
 Issuance of note to finance prepaid insurance ....................       157,265           --       157,265
 Accretion of redeemable convertible preferred stock ..............     1,884,923    1,976,063     6,604,024
 Conversion of accounts payable to common stock ...................            --       90,000            --


4.   FUNDING OF OPERATIONS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the nine months ended September 30, 1999 and 1998, and cumulative since inception, the Company incurred net losses of $5,422,102, $10,262,037 and $41,512,269, respectively, and at September
     30, 1999, a substantial portion of it's accounts payable were past due. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Based upon the Company's present financial position, management believes that the Company has sufficient capital to fund operations through January 2000.

         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing, and ultimately to attain profitability. During 1999, management expects to continue to reduce operating expenses, consolidate operations, and seek additional equity and debt financing. Management expects to further develop markets for the Company's product by establishing license and contractual agreements with OEMs (Original Equipment Manufacturers).

5.       SHORT-TERM DEBT

     Short-term debt consisted of the following at:

                                                            September 30,      December 31,
                                                                1999              1998
                                                                ----              ----
               Notes payable to insurance company.....        $ 157,265        $        --
               Equipment term loan due to bank........               --            750,000
               Notes payable to related parties.......               --          2,000,000
                                                              ---------        -----------
                    Total............................         $ 157,265        $ 2,750,000
                                                              =========        ===========

         On May 28, 1998, the Company entered into a $1,250,000 financing agreement with a bank. The financing consisted of a $750,000 equipment term loan and a $500,000 revolving loan. Advances against the revolving loan were based on a percentage of eligible accounts receivable. Interest was charged at the bank's prime rate plus 1/2%. Borrowings outstanding were collateralized by substantially all of the Company's assets. The financing agreement contained financial and non-financial covenants including a prohibition for further indebtedness, and the Company was not in compliance with its financial covenants as of December 31, 1998. In connection with the February 1999 issuance of 12% Secondary Secured Convertible Notes (the "Notes") by the Company, the $750,000 in borrowings, plus accrued interest, was paid in full and the financing agreement was terminated.

         In October 1998, the Company entered into financing agreements with two stockholders to provide $2,000,000 of financing through the issuance of demand notes. Unpaid amounts under the notes bear interest at 8%. The amounts outstanding under these financing agreements were converted into the Notes in February 1999.

         The Company issued $4,000,000 in Notes in February 1999, including $2,000,000 from conversion of the demand notes payable to the two stockholders. An additional $2,000,000 in Notes were issued during the year. Subject to a 365-day extension at the option of the Company under certain conditions, the Notes were due 182 days from their issue date. The Notes were secured by substantially all of the Company's assets and were convertible into common stock under several options. A portion of the proceeds received on the issuance of the Notes was used to repay the amounts owing under the term loan. The $6,000,000 in Notes plus the related accrued interest was converted into MangoSoft, Inc. common stock in connection with the merger transaction described in Note 2.

         In September 1999, the Company executed a note payable to an insurance company to finance the payment of its Directors and Officers Liability Insurance premium. The note carries interest at 8.5% per annum and is due in nine monthly installments, with a final maturity on June 3, 2000.

6.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

     MangoSoft Corporation

         At December 31, 1998, MangoSoft had 1,500,000 authorized, issued and outstanding shares of Series C Redeemable Convertible Preferred Stock, $.01 par value (the "Series C Preferred Stock") with a liquidation preference of $9 million; 1,000,000 authorized, 799,751 issued and outstanding shares of Series D Convertible Preferred Stock, $.01 par value (the "Series D Preferred Stock") with a liquidation preference of $8 million; and 1,450,000 authorized, issued and outstanding shares of Series E Convertible Preferred Stock, $.01 par value (the "Series E Preferred Stock") with a liquidation preference of $13.05 million (collectively, the "Redeemable Preferred Stock").

         Holders of the Redeemable Preferred Stock have the right and option to convert the preferred shares, at any time, into shares of common stock. Each share of Redeemable Preferred Stock will initially convert into one share of common stock, subject to adjustments for stock splits, combinations, stock dividends and distributions. The Redeemable Preferred Stock has voting rights equal to the number of shares of common stock into which it is convertible. Under certain events, including a public offering of the common stock or approval by a certain percentage of each class of the holders, the Redeemable Preferred Stock will automatically convert into common stock.

         In addition, the holders of the redeemable preferred stock are entitled to receive preference to the holders of the common stock in the event of liquidation. On June 15, 2001, MangoSoft may be required, at the option of the holders of a majority of the then outstanding Series C, Series D and Series E Preferred Stock, to redeem 33 1/3% of the outstanding shares of the Series C, Series D and Series E Preferred Stock, and 50% and 100% of all outstanding shares on the first and second anniversaries from June 15, 2001, respectively.

         In connection with the merger transaction in September 1999, as described in Note 2, all shares of MangoSoft Redeemable Preferred Stock were converted into common stock of MangoSoft, Inc.

7.   STOCKHOLDERS' EQUITY (DEFICIENCY)

     MangoSoft, Inc.

         Common stock - At September 30, 1999, the Company had authorized 100,000,000 shares of $.001 common stock, of which 19,883,998 shares were issued and outstanding, and 3,500,000 shares are reserved for issuance pursuant to the Company's 1999 Incentive Compensation Plan.

         Stock Options - In connection with the Merger, the Company adopted the 1999 Incentive Compensation Plan. The Plan, as amended, provides for the issuance of up to 3,500,000 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. The exercise price of the option is not less than the fair market value at the date of grant.

         The following table sets forth information regarding the options outstanding at September 30, 1999:

                                             Average             Average            Number          Price of
       Exercise          Number of           Exercise           Remaining          Currently        Currently
        Price             Shares              Price               Life            Exercisable      Exercisable
        -----             ------              -----               ----            -----------      -----------
        $1.25           2,982,832              $1.25            10 Years          2,492,695          $1.25

         Pro Forma Disclosure - As discussed in Note 3, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options. Had the Company used the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to measure compensation, the reported net loss for the nine months ended September 30, 1999 would have been $5,776,504. For purposes of calculating the pro forma effects on net loss, the fair value of options on their grant date was measured using the Black-Scholes Model with a risk-free interest rate of 6.0%, an expected option life of two years, no dividends and a volatility of 5%. Options granted during the nine months ended September 30, 1999 had a weighted average grant date fair value of $0.14.

     MangoSoft Corporation

         Convertible Preferred Stock - At December 31, 1998, the MangoSoft had 2,250,000 authorized, issued and outstanding shares of Series A Convertible Preferred Stock, $.01 par value (the "Series A Preferred Stock") and 750,002 authorized, issued and outstanding shares of Series B Convertible Preferred Stock, $.01 par value (the "Series B Preferred Stock") (collectively, the "Convertible Preferred Stock").

         Holders of the Convertible Preferred Stock have the right and option to convert the preferred shares, at any time, into shares of common stock. Each share of Convertible Preferred Stock will initially convert into one share of common stock. The conversion rate will be adjusted for stock splits, combinations, stock dividends and distributions. The Convertible Preferred Stock has voting rights equal to the number of shares of common stock into which it is convertible, and a preference over the holders of the common stock in the event of liquidation. In the event of a public offering of the common stock or upon written notice of at least 51% of all the then outstanding shares, the Series A Preferred Stock and Series B Preferred Stock will automatically convert into common stock at the applicable conversion rate.

         Common Stock - At December 31, 1998, MangoSoft had authorized 25,000,000 shares of $.001 par value common stock (the "common stock"), of which 761,250 shares were issued and outstanding; 2,250,000 shares are reserved for issuance upon conversion of the Series A Preferred Stock; 750,002 shares are reserved for issuance upon conversion of the Series B Preferred Stock; 1,500,000 shares are reserved for issuance upon conversion of the Series C Preferred Stock; 799,751 shares are reserved for issuance upon conversion of the Series D Preferred Stock; 1,450,000 shares are reserved for issuance upon conversion of the Series E Preferred

     Stock; 180,000 shares are reserved for issuance upon exercise of outstanding common stock warrants; and 2,000,000 shares are reserved for issuance pursuant to the Company's 1995 Stock Plan.

         In connection with the merger in September 1999, as described in Note 2, all shares of MangoSoft common stock and Convertible Preferred Stock were converted into common stock of MangoSoft, Inc. In addition, substantially all outstanding options and warrants to purchase MangoSoft common stock were terminated and new options to purchase MangoSoft, Inc. common stock were issued in their place.

8.   COMMITMENTS AND CONTINGENCIES

         The Company has a cancelable operating lease for office space, which expires in 2001. The Company also leases various office equipment under operating leases. Total rent expense was approximately $ 413,488 and $509,820 for the nine months ended September 30, 1999 and 1998, respectively. Future minimum rental payments under the cancelable operating lease are $252,000 for the year ending December 31, 1999.

         On August 30, 1999, one of the Company's shareholders filed suit in Orange County (CA) Superior Court alleging damages for fraud in the sale of securities under both Federal and California State law, and seeking a rescission of the purchase agreement. The shareholder seeks damages in the amount of $50,000, plus interest. On October 22, 1999, the matter was removed to Federal Court following a petition by the Company. The Company has answered the complaint, denied all material allegations and asserted various affirmative defenses. Discovery has not commenced. In the judgement of management, this litigation will not have a material adverse effect on the Company's business and results of operations, although there can be no assurance as to the ultimate outcome of this matter.

9.   TRANSACTIONS WITH STOCKHOLDERS

         Notes Payable - As discussed in Note 5, the Company received $2,000,000 of financing in 1998 from two stockholders. The demand notes, including accrued interest thereon, were converted into 12% Secondary Secured Convertible Notes (the "Notes") in February 1999. In connection with the Merger, the Notes, including accrued interest, were converted into MangoSoft, Inc. common stock.

         Administrative Services - During 1998, a stockholder provided administrative assistance to the Company. Amounts expensed and accrued for such services approximated $647,795 and are included as an accrued expense in the accompanying balance sheets.

         Repurchase of Common Stock - In connection with the Merger, MangoSoft agreed to repurchase 200,000 shares of common stock from one of its stockholders for $100,000. The shares of common stock have been reacquired and the amount owed of $100,000 has been reflected as an accrued liability.

10.  GEOGRAPHIC SALES INFORMATION AND MAJOR CUSTOMERS

         The Company's sales by geographic area were approximately 88% in Japan and 12% in North America in both the nine months ended September 30, 1999 and 1998. One customer accounted for 88% of the 1999 sales and another customer accounted for approximately 88% of the sales in 1998.

                          PART I. FINANCIAL INFORMATION


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

           The discussion below assumes that the Company can continue to do business on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine month ended September 30, 1999 and 1998, and cumulative since inception, the Company incurred net losses of $5,422,102, $10,262,037 and $41,512,269, respectively, and at September 30, 1999, a substantial portion of it's accounts payable were past due. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

           In addition, the financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing, and ultimately to attain profitability. During the remainder of 1999, management expects to continue to reduce operating expenses, consolidate operations, and seek additional equity and debt financing. Management also seeks to further develop markets for the Company's product by establishing license and contractual agreements with OEMs (Original Equipment Manufacturers).

           On September 7, 1999, MangoMerger, a wholly-owned subsidiary of
     First American, merged (the "Merger") with and into MangoSoft, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated August 27, 1999. Following the Merger the business to be conducted by First American was the business conducted by MangoSoft prior to the Merger. In conjunction with the Merger, First American changed its name to MangoSoft, Inc. ("MangoSoft, Inc."), which is the legal acquirer and surviving legal entity. As a result of the Merger, the Company's Common Stock is included for trading on the Over-the-Counter Electronic Bulletin Board (the "OTCBB"). The Company does not intend to maintain its listing on the OTCBB, which would require it to register its Common Stock under Federal Securities laws by mid-December 1999. See "-- Risk Factors-Expected Delisting."

           The accounting applied in the Merger differs from the legal form. Accordingly, the Company's consolidated financial statements for periods prior to September 7, 1999, represent only the operating results and financial position of its operating subsidiary, MangoSoft. The consolidated financial statements for periods subsequent to September 7, 1999, reflect the combined operating results and financial position of MangoSoft, Inc. and MangoSoft. See Note 2 to the Unaudited Condensed Consolidated
     Financial Statements.

           The Company develops and markets advanced software technology to simplify, expand and integrate networking and pooled use of computer resources. The Company is considered to be a development stage company since it has not generated significant revenues from the products that have been developed-to-date. The Company is subject to a number of risks similar to those of other companies in an early stage of development. Principal among these risks are dependencies on key individuals, competition from other substitute products and larger companies, the successful development and marketing of its products and the need to obtain adequate additional financing necessary to fund future operations. See "-Risk Factors."

            Management's Discussion and Analysis of Financial Condition and Results of Operations contains trend analysis and other forward-looking statements. Actual results could differ materially from those set forth in the forward-looking statements as a result of factors set forth elsewhere herein, including under "--Risk Factors." This discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the periods specified and the associated notes. Further reference should be made to the Company's Form 8-K filed with the Securities and Exchange Commission in September 1999.

     Results of Operations - Three Months Ended September 30, 1999 and 1998

           Revenue increased to $27,775 in 1999 from $1,138 in 1998 due to increased sales and marketing efforts. Revenue in the same period last year suffered due to a product recall in the summer of 1998, and management's decision to defer sales and marketing efforts until the product was improved.

           Cost of revenues decreased to $0 from $4,486 as the Company's software products in 1999 were delivered via e-mail over the Internet. Accordingly, the Company incurred no disk replication costs.

           Operating expenses decreased 32.2% to $1,874,156 from $ 2,766,836 due to the corporate reorganization discussed in Liquidity and Capital Resources. The reorganization included changing the sales distribution channel from a retail approach to value added resellers, consolidating corporate functions and reducing total personnel.

           A summary of the expense reductions is as follows:

                                              Three Months Ended September 30,         Increase (Decrease)
                                              --------------------------------         -------------------
                                                   1999             1998              $ Amount           %
                                                   ----             ----              --------          ---
      Research and development                  $1,280,537       $1,618,116         $(337,579)         (20.9)
      Selling and marketing                        155,326          243,134           (87,808)         (36.1)
      General and administrative                   438,293          905,586          (467,293)         (51.6)
                                                ----------       ----------         ---------          -----
           Total                                $1,874,156       $2,766,836         $(892,680)         (32.2)
                                                ==========       ==========         =========          =====

         The loss from operations decreased 33.3% due primarily to the corporate restructuring in the fourth quarter of 1998 and resulting lower operating costs.

         Interest expense increased due to the issuance of $6 million in the 12% Secondary Secured Convertible Notes in February 1999, offset by savings from repayment of the bank debt.

         The net loss decreased 29.1% to $1,966,807 from $2,776,111 due to the lower operating costs, offset by higher interest expense.

     Results of Operations - Nine Months Ended September 30, 1999 and 1998

         Revenue decreased from $308,260 in the nine months ended September 30, 1998 to $35,678 in the nine months ended September 30, 1999, due to the Company's decision to defer sales and marketing efforts in the latter half of 1998 and early 1999, and focus on improving the product. A single customer, Hitachi, Ltd., represented 88% of the 1999 revenue, while another customer, Nippon Telephone & Telegraph, represented approximately 88% of the 1998 revenue.

         Cost of revenues decreased to $275 from $91,529 due to the lower level of revenue. In addition, the 1999 products sold were delivered via e-mail over the Internet and the Company incurred no disk replication costs.

         Operating expenses decreased 52.0% to $5,097,408 from $10,612,071 due to the corporate reorganization discussed in "--Liquidity and Capital Resources." The reorganization included changing the sales distribution channel from a retail approach to value added resellers, consolidating corporate functions and reducing total personnel.

         A summary of the expense reductions is as follows:

                                            Nine Months Ended September 30,         Increase (Decrease)
                                            -------------------------------         -------------------
                                                1999              1998              $ Amount           %
                                                ----              ----              --------          ---
      Research and development               $3,385,874       $ 5,241,567         $(1,855,693)       (35.4)
      Selling and marketing                     198,509         2,586,971          (2,388,462)       (92.3)
      General and administrative              1,513,025         2,783,533          (1,270,508)       (45.6)
                                             ----------       -----------         -----------        -----
           Total                             $5,097,408       $10,612,071         $(5,514,663)       (52.0)
                                             ==========       ===========         ===========        =====

         The loss from operations decreased 51.3% due primarily to the corporate restructuring in the fourth quarter of 1998 and resulting lower operating costs.

         Interest expense increased due to the issuance of $6 million in the 12% Convertible Notes in February 1999, offset by savings from repayment of the bank debt. Interest income decreased due to the use of the proceeds from issuance of the Series E Preferred Stock in 1998.

         The net loss decreased 47.1% to $5,422,102 from $10,262,037 due to the lower operating costs and interest income, offset by higher interest expense.

     Liquidity and Capital Resources

         MangoSoft was formed in June 1995. Through August 1999, MangoSoft has raised approximately $38 million in financing from the placement of private debt and equity securities, as follows:

                  Date                  Description                                              $ Millions
                  ----                  -----------                                              ----------
                  August 1995           Convertible preferred stock, Series A                       $ 1.5
                  December 1995         Convertible preferred stock, Series B                         2.0
                  June 1996             Redeemable convertible preferred stock, Series C              9.0
                  April 1997            Redeemable convertible preferred stock, Series D              6.4
                  February 1998         Redeemable convertible preferred stock, Series E             13.1
                  February 1999         12% Secondary Secured Convertible Notes                       6.0
                                                                                                    -----
                                                     Total                                          $38.0
                                                                                                    =====

         In addition to the above, MangoSoft has, at times, depended upon bank debt and loans from stockholders and Directors to meet interim financing needs. Bank debt of $750,000, incurred to purchase capital equipment, was repaid using proceeds received from issuance of the 12% Secondary Secured Convertible Notes (the "12% Notes"). Borrowing from stockholders and directors has generally been refinanced with new debt instruments or converted to additional equity. At September 30, 1999, an additional $3.6 million in financing was provided through accounts payable, accrued expenses and other trade credit, a significant portion of which was past due.

         The proceeds raised from these financings have been used in the development of the Company's current products with approximately $22 million invested in research and development. An additional $9 million was spent on sales and marketing, principally due to an earlier attempt to distribute products through traditional retail software channels. This strategy subsequently was discontinued due to the resellers' inability to deliver complete peer to peer network installation to end customers. The remaining $11 million in proceeds have been used for working capital and general corporate purposes.

         To date, product sales have provided a minor source of revenues. From inception through September 30, 1999, MangoSoft generated $.4 million in sales and incurred cumulative net losses of $41.5 million, including losses of $5.4 million and $10.3 million for the nine months ended September 30, 1999 and 1998, respectively. In the fourth quarter of 1998, MangoSoft significantly modified its operations in an effort to reduce its operating costs and net losses. The modifications included changing the sales distribution channel from a retail approach to value added resellers, consolidating corporate functions and reducing total personnel.

         At September 30, 1999, the Company had a cash balance of $2.3 million due to a $3.75 million sale of MangoSoft, Inc. common stock just prior to the merger. The Company had working capital deficits of $1.2 million at September 30, 1999 and $5.5 million at December 31, 1998. The working capital deficit at December 31, 1998 included $2 million in stockholder and director loans and $.7 million in other financing from related parties. The $2 million in loans were converted into a like amount of the 12% Notes in February 1999. The 12% Notes, including accrued interest of $377,409, were subsequently converted into MangoSoft, Inc. common stock in connection with the merger.

          The Company will require additional financing to continue operations beyond mid-January 2000. Although the Company has been successful in raising past financing, there can be no assurance that any additional financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed will have a material adverse effect on the Company, requiring the Company to significantly curtail or possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders.

     Plan of Operation - Next 12 Months

         During the period immediately preceding the Merger, the Company reached agreements with creditors representing approximately $2.0 million in older trade payables and accrued expenses, and with the related parties owed $.7 million. Terms of these agreements range from six (6) to eighteen (18) months and some include a reduction of the obligation. These renegotiations will allow the Company to continue operations through December 1999 with its existing cash of $2.3 million. The Company will require additional financing to continue operations beyond mid-January 2000 and has undertaken to raise an additional $10.0 million in equity. Management believes that, if such funds are raised, they will satisfy cash requirements through the year 2000. There can be no assurance that the Company will secure this additional financing.

         The Company plans to continue development of new products based upon its core, patented technology during the next 12 months. This is expected to include enhancements to the Company's existing products as well as development of an Internet-based product. The number of employees could increase over the next twelve months by as much as 30%. The most significant area of increase would be in sales and marketing with lesser increases in engineering and administration. Asset purchases are expected primarily to equip newer employees as well as update the engineering development equipment. It is not anticipated that the purchase of new assets will be a significant financial expenditure.

     Risk Factors

     Limited Operating History and History of Substantial Operating Losses

         The Company's current operations substantially commenced in May 1997. Accordingly, the Company's prospects must be evaluated in light of the problems, expenses, delays and complications normally encountered with any early stage business. The Company has a history of substantial operating losses since inception (June 1995) and has an accumulated deficit of approximately $37.3 million as of December 31, 1998 and $44.6 million as of September 30, 1999. For its fiscal years ended December 31, 1998, 1997 and 1996, the Company's losses from operations were $13.1 million, $15.8 million and $6.1 million, respectively. Such losses have resulted primarily from costs incurred in research and development activities, the establishment of an initial sales and marketing force, and general and administrative expenses. The Company expects to incur additional operating losses over the foreseeable future and expects cumulative losses to increase substantially as the Company's marketing, sales, and research and development efforts expand. The Company is currently experiencing cash flow difficulties primarily because its current expenses exceed its current revenues.

     Need for Expanded Market Acceptance of the Company's Products; Concentration of Revenue

         The Company's 1998 product revenues, approximately $308,260, had been derived primarily from sales of the prior versions of its Medley product through the Company's relationship with SVA. The Company expects to derive a substantial majority of its revenues in the foreseeable future from the sale of CacheLink, its updated Medley product, and MIND, neither of which has previously been marketed by the Company. Accordingly, the Company's future financial performance will depend on the growth in demand for and acceptance of new software products. As is typical in new and evolving markets, demand for and market acceptance of products are subject to a high level of uncertainty. The Company has limited experience in commercially providing software products and services and the Company's MIND product is still only a prototype and will not be available for commercial sale until at least the second quarter of 2000. In addition, the small business market is relatively young and there are few proven products. There can be no assurance that the Company will generate business from these products or that its market acceptance will increase. If these markets fail to develop, develop more slowly than expected or attract new competitors, or if the Company's products do not achieve market acceptance, the Company's business, financial condition and results of operations will be materially and adversely affected. In addition, the loss of SVA as a reseller could have a material affect on the Company's business financial condition and results of operations.

     Expected Delisting

         The Company does not intend to maintain its listing on the OTCBB, which would require it to register its Common Stock under Federal Securities laws by mid-December 1999. For the Common Stock to thereafter be included for trading on the National Quotation Bureau "Pink Sheets," a market-maker must make certain filings with the National Quotation Bureau. There can be no assurance that any such filings will be made or that if made, the Common Stock will be accepted for inclusion into the "Pink Sheets." Even if included, a trading market may not develop or be sustained. Regardless, since there may not be a trading market for the Common Stock, investors may not be able to liquidate their investment.

     Uncertain Adoption of Internet as a Medium of Commerce and Communications and Dependence on the Internet

         Demand and market acceptance for recently introduced services and products like those offered by the Company are subject to a high level of uncertainty. The use of the Internet in marketing and advertising and otherwise, particularly by those individuals and enterprises that have historically relied upon traditional means of marketing and advertising, generally requires the acceptance of a new way of conducting business and exchanging information. Enterprises that have already invested substantial resources in other means of conducting business and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing resources and infrastructure less useful. There can be no assurance that the market for the Company's products will develop and if it fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial conditions will be materially adversely affected.

         The Company's ability to derive revenues will also depend upon a robust industry and the infrastructure for providing Internet access and carrying Internet traffic. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure or timely development of complementary products, such as high speed modems. Moreover, other critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease-of-use, access, and quality of service) remain unresolved and may impact the growth of Internet use. Because global commerce and online exchange of information on the Internet and other similar open WANs are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be and remain a viable commercial marketplace. If the infrastructure necessary to support the Internet's commercial viability is not developed, or if the Internet does not become a viable marketplace, the Company's business, operating results and financial condition would be materially and adversely affected.

     Intellectual Property; Changing Technology; Potential Infringement

         The Company owns trademarks on "CacheLink," "Medley," "Mango," "MangoSoft," "Pool" and "Pooling." In addition, the Company has been granted two patents and one Notification of Allowance and has applied for six other patents. There can be no assurance, however, that the patents will be issued, and if issued, there can be no certainty that claims allowed in any such patents would provide competitive advantages or protection for the Company's products, or that such claims will not be successfully challenged by competitors. The Company considers certain elements of its software and its Pooling technology to be proprietary. The

     Company relies on a combination of trade secrets, copyright and trademark law, contractual provisions, confidentiality agreements and certain technology and security measures to protect its proprietary intellectual property, technology and know-how.

         The Company's business is subject to rapid changes in technology including potential introduction of competing products and services which could have a material adverse impact on the Company's business. There are existing hardware-based file server and web caching products that could be used as the basis for the development of technology that would be directly competitive with the technology employed by the Company. In addition, there can be no assurance that research and development by others will not render the Company's technology obsolete or uncompetitive. Furthermore, in a technology-based industry, there can be no assurance that a claim of patent or other infringement will not be made against the Company. While the Company is not aware of any such claims, no infringement studies have been conducted on behalf of the Company.

         Despite the Company's efforts to protect its proprietary rights, existing copyright, trademark, patent and trade secret laws afford only limited protection. Moreover, effective protection of copyrights, trade secrets, trademarks and other proprietary rights may be unavailable or limited in certain foreign countries and territories. There can be no assurance that these domestic and foreign laws, in combination with the steps taken by the Company to guard its proprietary rights, will be adequate to prevent misappropriation of its technology or other proprietary rights.

     Regulatory Acceptance of the Company's Technology; Government Regulation, Legal Uncertainties and Regulatory Policy Risks

         The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. However, due to the increasing media attention focused on the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, and pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products and increase the Company's cost of doing business or cause the Company to modify its operations, or otherwise have an adverse effect on the Company's business, operating results and financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business.

     Competition; No Substantial Barriers to Entry into the Company's Business; Price Erosion

         The markets for the Company's products are characterized by rapid technological change, evolving industry standards, customer demands and intense competition. The Company competes with a number of large public and private companies, including many large computer and software designers which have created technologies and products that perform similar and/or competing functions to those of the Company's products. The Company also competes with hardware providers that have bundled in a certain level of networking functionality on top of the hardware, all-in-one Internet access solutions and virtual office workspace offerings.

         Many of the Company's competitors have greater resources, including more extensive facilities, larger research and development teams, more experienced marketing teams, greater capital resources and equipment, and the ability to offer a broader range of services than the Company. As a result, the Company's ability to remain competitive will depend in significant part upon it being able to successfully and continually develop and introduce, in a timely and cost-effective manner, enhancements to existing products in response to both evolving demands of the marketplace and competitive product offerings. In addition, over a long-term period, the Company's ability to remain competitive will depend in significant part upon its ability to develop and introduce, in a timely and cost-effective manner, new products to expand and diversify the Company's product offerings. There can be no assurance that the Company will be successful in developing and introducing, in a timely and cost-effective way, any enhancements or extension for existing products or any new products. In addition, there can be assurance that the competitors of the Company will not achieve technological advances that provide a competitive advantage over the Company's products or that make such products obsolete.

     Management of Growth; Dependence on Key Personnel and Ability to Attract New Personnel

         Even if the Company successfully generates significant revenue growth, there can be no assurance that the Company will effectively develop and implement systems, procedures or controls adequate to support the Company's operations or that management will be able to achieve the rapid execution necessary to fully exploit the opportunity for the Company's products. To manage its business and any growth, the Company must continue to implement and improve its operational and financial systems and continue to expand, train and manage its employees. In particular, management believes that the Company will need to hire additional employees. If the Company is unable to manage growth effectively, the Company's business, operating results and financial condition will be materially affected. The success of the Company is dependent upon the efforts of Scott H. Davis, the Company's Vice President and Chief Technology Officer; Robert E. Parsons, the Company's Chief Financial Officer; and James M. Stark, the Company's Vice President of Sales and Marketing. The loss of Mr. Davis, Mr. Parsons or Mr. Stark, or of any of the Company's senior management, could delay or prevent the Company from achieving its objectives. The Company is also highly dependent upon its ability to continue to attract and retain additional management and technical personnel because of the specialized nature of the Company's business. Competition for such qualified personnel is intense, and there can be no assurance that the Company will be able to retain existing personnel or attract, assimilate or retain additional qualified personnel necessary for the development of its business. The inability of the Company to attract and retain qualified personnel would have a material adverse effect on the Company's business, financial condition and results of operations.

     Risk of Errors or Failure in Software Products

         Complex products such as CacheLink and Medley, or any new product which may be developed by the Company in the future, may contain errors, failures, bugs or defects, particularly when first introduced, and as updates, upgrades and new versions are released. The introduction by the Company of products with errors, failures, bugs, defects or otherwise with reliability, quality or compatibility problems could result in adverse publicity, product returns, reduced orders, uncollectible accounts receivable, delays in collecting accounts receivable, product redevelopment costs, loss of or delay in market acceptance of the Company's products, or claims by the customer or others against the Company. Alleviating such problems could require significant expenditures of capital and resources by the Company's customers. Errors, failures, bugs or defects in the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

     No Dividends

         The Company intends to retain any future earnings to finance its operations and does not intend to pay dividends.

     Concentration of Share Ownership

         The Company's directors and officers, together with entities affiliated with them, beneficially own approximately 22% of the Company's capital stock, including all outstanding options, warrants or other convertible securities to purchase shares of the Company's Common Stock. These stockholders, acting as a group, may continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of a majority of the Company's Board of Directors and the determination of all corporate actions after this Offering. The voting power of these stockholders could also have the effect of delaying or preventing a change in control of the Company. Such influence by management could have the effect of discouraging others from attempting to take-over the Company thereby increasing the likelihood that the market price of the Common Stock will not reflect a premium for control.

     Year 2000 Compliance

         Many existing computer programs use only two digits, rather than four, to represent a year. The Year 2000 ("Y2K") problem arises because date-sensitive software or hardware written or developed in this fashion may not be able to distinguish between 1900 and 2000, and programs written in this manner that perform arithmetic operations, comparisons or sorting of date fields may yield incorrect results when processing a Y2K date. The Y2K problem could potentially cause system failures or miscalculations that could disrupt operations.

         The Company recently completed a review, which included testing, of the Company's computer systems. This review of internal financial and information technology systems was completed in the fourth quarter of 1998. The Company has evaluated and prioritized the problems, which are not considered significant.

         The Company intends to continuously identify and prioritize critical vendors and suppliers and communicate with them about their plans and progress in addressing their Y2K problems. The Company has implemented a policy to exclude the use of any vendors which are not Y2K compliant.


         Based on the efforts described above, the Company currently believes that its systems are Y2K compliant. However, there can be no assurance that all Y2K problems have been successfully identified, or that the necessary corrective actions were taken. Failure to successfully identify and remediate such Y2K problems in a timely manner could have material adverse effect on the Company's results of operations, financial position or cash flow.


         As of September 30, 1999, the Company had not incurred significant costs related to the Y2K problem, and does not expect to do so in the future. Overall, the Company anticipates that incremental costs to the Company related to the Y2K problem will not exceed $50,000, but there can be no assurance that such costs will not be greater than anticipated.

     Registration Rights of Other Securityholders-Potential Costs to the Company; Adverse Effects on Future Financing and Stock Price

         Pursuant to the merger agreement by and among the Company and First American, the Company is obligated to use reasonable efforts to file a registration statement relating to the resale of up to 33% of the shares of the Company's Common Stock sold in a Rule 506 Offering completed in August of 1999 and 300,000 shares of the Company's Common Stock held by the Placement Agent from that offering. The Company is obligated to use its best efforts to have such registration statement declared effective as soon as practicable after filing with the Securities Exchange Commission and shall keep such registration statement effective for a period of at least one year. These registration rights could result in substantial future expense to the Company and could adversely affect any future equity or debt financing. Furthermore, the sale of Common Stock held by or issuable to the holders of registration rights, or even the potential of such sales, could have an adverse effect on the market price of the Common Stock.

                           PART II. OTHER INFORMATION


     ITEM 1. LEGAL PROCEEDINGS

         On August 30, 1999, one of the Company's shareholders filed suit in Orange County (CA) Superior Court alleging damages for fraud in the sale of securities under both federal and California state law seeking a rescission of the purchase agreement governing such sale of securities. The shareholder seeks damages in the amount of $50,000, plus interest. On October 22, 1999, the matter was removed to Federal Court, following a petition by the Company.

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In conjunction with the merger (the "Merger") of MangoMerger, a wholly-owned subsidiary of First American, with and into MangoSoft, pursuant to an Agreement and Plan of Merger, dated August 27, 1999, on September 7, 1999, the Company issued 9,000,000 shares of Common Stock to former noteholders of MangoSoft in exchange for the termination of promissory notes in the aggregate amount of $6,000,000, plus accrued interest. In connection with the issuance of such stock, the Company relied on the statutory exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), because the issuances did not involve public offering.

         In conjunction with the Merger, on September 7, 1999 the Company issued options to purchase an aggregate of 120,000 shares of Common Stock at an exercise price of $1.25 per share to former warrantholders of MangoSoft in exchange for the termination of existing warrants. In addition, on September 7, 1999, the Company issued options to purchase an aggregate of 1,397,268 shares of Common Stock at an exercise price of $1.25 per share to former optionees of MangoSoft in exchange for the termination of existing options. In connection with the issuances of such options, the Company relied on the statutory exemption provided by Section 4(2) of the Act because the issuances did not involve public offerings.

         In conjunction with the Merger, on September 7, 1999 the Company issued an aggregate of 6,008,998 shares of Common Stock to former holders of capital stock of MangoSoft in exchange for capital stock of the MangoSoft. In connection with the issuance of such stock, the Company relied on the statutory exemption provided by Section 4(2) of the Act because the issuance did not involve public offerings.

         In conjunction with the Merger, on September 7, 1999 the Company issued an aggregate of 4,875,000 shares of Common Stock to accredited investors pursuant to Rule 506 of Regulation D, promulgated under the Act, because the issuances did not involve public offerings.

     ITEM 3. DEFAULTS UPON SECURITIES

         Not applicable.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 2, 1999, MangoSoft provided to its stockholders an information statement and merger consent solicitation in order to obtain the consent of at least a majority of its stockholders to enter into the Merger. On August 26, 1999, MangoSoft provided to its stockholders a supplemental information statement and merger consent solicitation in order to obtain the consent of at least a majority of its stockholders to enter into the Merger. On August 30, 1999, MangoSoft obtained the consent of a majority of its stockholders to enter into the Merger.

         On September 1, 1999, MangoSoft provided a supplemental information statement and merger consent solicitation to holders of debt of MangoSoft in connection with the exchange of notes of MangoSoft for shares of Common Stock of the Company. The Company obtained the unanimous consent of all debt holders of MangoSoft on September 7, 1999.

         On August 13, 1999, First American obtained the unanimous written consent of its shareholders, authorizing a forward stock split, the Merger, the name change of the Company, the adoption of the Company's 1999 Incentive Compensation Plan, and the election of Dale Vincent, Craig D. Goldman, Dr. Ira Goldstein, Paul C. O'Brien, Selig Zises and Ravi Singh to serve as directors of the Company following the Merger.

     ITEM 5. OTHER INFORMATION

         Not applicable.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         2.1*     Agreement and Plan of Merger by and among First American,
                  MangoSoft and MangoMerger, dated as of August 27, 1999 (filed without exhibits or schedules) (filed as Exhibit 2.1 to Form
                  8-K filed September 21, 1999)
         3.1*     Certificate of Amendment to the Articles of Incorporation of
                  First American, as filed with the Secretary of State of the
                  State of Nevada on September 7, 1999 (filed as Exhibit 4.2 to
                  Form 8-K filed September 21, 1999)
         3.2      By-laws of the Company (formerly by-laws of MangoMerger).**
        10        Lease of Westborough Office Park Building Five, dated November
       10, 1995.**
        11        Statement regarding computation of net loss per common
                  share.**
        20.1      Merger Consent Solicitation and Information Statement, dated
                  August 2 1999.**
        20.2      Supplement to Merger Consent Solicitation and Information
                  Statement, dated August 26, 1999.**
        20.3      Supplement to Merger Consent Solicitation and Information
                  Statement, dated September 1, 1999.**
        27        Financial Data Schedule


----------
          * Exhibits designated with an asterisk (*) have previously been filed with the Commission and are incorporated by reference to the document referenced in parentheticals following the description of such exhibits.

         **       Filed herewith.

     (b) Reports on Form 8-K

         The Registrant filed a report on Form 8-K on September 21, 1999, which reported that MangoMerger, merged with and into MangoSoft, as provided for in that certain Agreement and Plan of Merger, dated August 27, 1999 between First American, MangoMerger and MangoSoft, effective as of September 7, 1999, pursuant to a Certificate of Merger filed with the Secretary of State of Delaware on that date. In conjunction with the Merger, First American changed its name to "MangoSoft, Inc."

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 19, 1999                       MANGOSOFT, INC.


                                        /s/ Robert Parsons
                                        ----------------------------------------
                                        Robert Parsons, Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)