Form 10KSB
period 1999-12-31
MANGOSOFT INC
filed 2000-04-17
CIK 947969

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------

                                   FORM 10-KSB


 [x] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999

                                       or

 [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Transition Period From _____ To _____

                        Commission File Number: 33-93994

                                 MANGOSOFT, INC.
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                        87-0543565
                 ------                                        ----------
     (State or other jurisdiction of                     (IRS Employer ID. No.)
      incorporation or organization)

     1500 West Park Drive, Suite 190                             01581
                                                                 -----
             Westborough, MA                                   (Zip code)
             ---------------
(Address of principal executive offices)


Issuer's telephone number, including area code:   (508) 871-7397

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X
               ---
Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for the most recent fiscal year:     $37,207

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $144,870,663. This amount reflects the average bid and ask price of the Company's common stock on the OTCBB on February 18, 2000. There is no established trading market in the Company's common stock and, accordingly, such valuation may not necessarily reflect the actual market value of the outstanding stock.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


 Common Stock                                        19,924,127 Shares
 ------------                                        -----------------
$.001 Par Value                              (Outstanding on February 28, 2000)

                                 MANGOSOFT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-KSB


                                                                                                  Page
PART 1
ITEM 1--  Description of Business .............................................................    3
ITEM 2--  Description of Property .............................................................    5
ITEM 3--  Legal Proceedings ...................................................................    6
ITEM 4--  Submission of Matters to a Vote of Security Holders .................................    6

PART II

ITEM 5--  Market for Common Equity and Related Stockholder Matters ............................    6
ITEM 6--  Management's Discussion and Analysis of Financial Condition and Results of
            Operations.........................................................................    7
ITEM 7--  Financial Statements ................................................................   15
ITEM 8--  Changes in and Disagreements With Accountants on Accounting and Financial
            Disclosure.........................................................................   15

PART III.

ITEM 9--  Directors, Executive Officers, Promoters and Control Persons, Compliance With
            Section 16(a) of The Exchange Act .................................................   15
ITEM 10-- Executive Compensation ..............................................................   17
ITEM 11-- Security Ownership of Certain Beneficial Owners and Management ......................   19
ITEM 12-- Certain Relationships and Related Transactions ......................................   20
ITEM 13-- Exhibits and Reports on Form 8-K ....................................................   22

Signatures ....................................................................................   23

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

(A)  BUSINESS DEVELOPMENT

     MangoSoft, Inc. (the "Company" or "MangoSoft") was incorporated as First American Clock Co. ("First American") under the laws of the State of Nevada on May 17, 1995. In connection with the organization of First American, the President and founders contributed $8,000 cash as initial capital. To raise funds with which to commence business operations, First American registered a public offering of its securities on Form SB-2, Commission File No. 33-93994, which became effective on October 25, 1995. Pursuant thereto, the Company sold 187,800 shares of its common stock (as adjusted for stock splits) to the public at approximately $.29 per share and raised gross proceeds of $54,150. The Company used the net proceeds from the offering, which was completed in March 1996, to acquire antique, museum quality clocks and timepieces, principally from private collectors, for resale and to provide working capital. However, the Company did not generate any significant revenues from its operations and ceased such operations at the end of 1998.

     On September 7, 1999, MangoMerger Corp., a wholly owned subsidiary of First American, merged with and into MangoSoft Corporation, pursuant to an Agreement and Plan of Merger ("the Merger") dated August 27, 1999. MangoSoft Corporation was incorporated in June 1995 and develops software solutions to address the needs of small businesses, workgroups and large enterprises. Following the merger the business to be conducted by First American was the business conducted by MangoSoft Corporation prior to the merger. In conjunction with the merger, First American changed its name to MangoSoft, Inc.

     The merger transaction has been accounted for as a reverse acquisition as the shareholders of MangoSoft Corporation received a larger portion of the equity interest in the combined company. Accordingly, the historical financial results and all references to the Company's operations are those of MangoSoft Corporation.

(B) BUSINESS OF THE COMPANY

GENERAL

         The Company develops, markets and supports software solutions to address the networking needs of small businesses, workgroups and large enterprises. MangoSoft has leveraged its patented technology known as "Pooling" to develop its suite of software solutions. Pooling is a clustered caching technology that utilizes the network and resources of client personal computers ("PCs") and workstations to deliver easy-to-use advanced software services normally associated with servers. MangoSoft's products enhance the performance of PC networks and deliver improved service utilizing existing equipment.

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

BUSINESS STRATEGY

         MangoSoft's objective is to become the leading provider of software-based service solutions that enable customers to maximize the return on their networks. The Company intends to leverage its patented Pooling technology with customer desktops and networks to deliver software based solutions, such as Local Area Networks ("LANs"), Internet file services and web cache appliances. The Company's strategy is to (a) advance its existing products (b) establish more comprehensive distribution channels, including strategic partnerships (c) commercialize MangoSoft Internet Drive ("MIND"), a new Internet service and (d) extend its technology to additional software solutions.

         The Company is using its highly adaptable, patented Pooling technology to develop additional software solutions based on the underlying concept of aggregating the excess memory and disk resources of networked computers. MangoSoft's current initiative is to deliver an easy-to use Internet file service, which provides universal native data access and sharing from any disparate location. The Company is forming relationships with leading companies that can provide distribution and co-marketing efforts. These strategic partnerships include the following: ISP's (Internet Service Providers) to sell it's CacheLink product into the enterprise market; OEM's (Original Equipment Manufacturers) of network hardware, such as communication devices that enable shared Internet access throughout companies and ISP's, ASP's ( Application Service Providers) and Internet community sites and portals as channel partners for MIND.

TECHNOLOGY

         MangoSoft's core technology is based on patented, clustered cache technology that unifies memory and disk resources across multiple systems to provide a single shared resource accessible by all connected PC users. The Company has identified this technology as "Pooling" and has filed nine patents, four of which have been granted. The Pool's caching and virtual memory techniques are made possible by a piece of software that creates the notion of virtual storage. Virtual storage refers to the unification of memory and disk resources of all systems on the network into a single, dynamic Pool. The technology that makes this possible is the Company's Distributed Storage Engine. It manages both memory and disk resources across systems as a unified shared virtual memory which is treated as a large, coherent cache. The global memory and disk managers are integrated so that both access data using the same set of global shared addresses.

         The Distributed Storage Engine also eliminates any fixed home for data. Data migrates to the most appropriate location based upon access patterns and availability requirements. The cache is also implemented, meaning that many of the control structures exhibit the same homeless behavior. Frequently referenced data is stored close to where it is used, improving performance of the entire system. Users can access data faster than if the data was statically stored on another computer.

PRODUCTS

         The Company's products include CacheLink, a software-based web caching product that increases the delivery speed of Internet and Intranet content to end-users, and Medley99, a software-based file server that enables small businesses to share files without investing in server hardware and its associated administrative costs. The Company is completing the development of MIND, an Internet file service which provides native data access and sharing from user locations which have access to the Internet.

         CacheLink is a software-based LAN-wide web-caching product designed to increase the delivery speed of Internet or Intranet content in any size business. CacheLink stores frequently viewed web pages for rapid retrieval by all PCs connected to the LAN. It complements the browser cache in each PC by linking them together into a single cache Pool. Access from any LAN-connected PC enables a cached copy to be available to all other users. As CacheLink attempts to be transparent and non-intrusive, it benefits LAN segments of all sizes, from as few as two nodes to an entire LAN segment with hundreds of users. The resulting system provides a faster-than-normal Internet experience for users and allows web page fragments to be retrieved from the local LAN instead of from the Internet or Intranet.

         Medley99 creates a software-based file server by aggregating idle capacity from connected PC's. Medley99 stores multiple copies of data and automatically recovers information from system failures and maintains data access. The Company's virtual server, referred to as a Pool, functions as another local hard drive and is visible on every system in the Pool.

         MIND, which is currently under development, will adapt the Company's Pooling technology to deliver a virtual file service for the Internet that enables universal native data access and sharing from any disparate location. MangoSoft plans to offer the service from ISPs, ASPs, and Internet community sites and portals. Since the intended virtual file service is an extended local file system, all programs operate directly on the files and data, which essentially extends all Windows applications to the Internet.


MARKETING AND SALES

         The Company's primary marketing and sales strategy is to establish relationships with value-added resellers ("VARs"), ISPs, ASPs, OEMs, enterprise consultants and system integrators. Through these relationships, MangoSoft intends to commercialize bundled products and establish channels of distribution. In addition, the Company intends to establish technology partnerships to explore, develop, market, and distribute other applications related to its proprietary Pooling technology. Integrated solutions include the hardware, software and services necessary to solve business or technical problems.

PRODUCT SUPPORT

         MangoSoft provides channel and technical support to its partners through Internet communication, electronic mail and a traditional telephone support line. It depends on its resellers to provide end-user support and troubleshooting. The Company maintains a specific reseller area on its web site that includes a frequently asked questions sheet and regularly updated support information. Analysis of support calls is used to improve and enhance both the product and the web site content.

PROPRIETARY RIGHTS

         The Company considers elements of its software and its Pooling technology to be proprietary. It relies on a combination of trade secrets, copyright and trademark law, contractual provisions, confidentiality agreements, and certain technology and security measures to protect its proprietary intellectual property, technology and know-how.

         To date, the Company has been granted four patents for: (1) System and Method for Providing Highly Available Data Storage Using Globally Addressable Memory on June 1, 1999; (2) Structured Data Storage Using Globally Addressable Memory on June 29, 1999; (3) Remote Access and Geographically Distributed Computers in a Globally Addressable Storage Environment on November 16, 1999; and (d) Shares client-side Web Caching Using Globally Addressable Memory on February 15, 2000. In addition, two provisional patents have been granted and four other patents have been applied for and are pending.

EMPLOYEES

         As of December 31, 1999, the Company had 46 employees, of which 41 were in product research, development and support, 2 were in sales and marketing and 3 were in finance and administration. The Company's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company's employees is subject to collective bargaining agreements. The Company believes its relations with its employees are excellent.


ITEM 2. DESCRIPTION OF PROPERTY

         The Company's research and development, sales and marketing, customer support and administrative offices are located in Westborough, Massachusetts, and consist of approximately 23,000 square feet of office space under a lease expiring on August 31, 2001. The lease terms include an annual base rent of $511,268 per year plus a proportionate share of certain operating costs. The total rent expense on this facility in 1999 was $540,697.

The Company's offices have the capacity to accommodate approximately 100 employees.

ITEM 3. LEGAL PROCEEDINGS

         On August 30, 1999, one of the Company's shareholders filed suit in Orange County (CA) Superior Court alleging damages for fraud in the sale of securities under both federal and California state law seeking a rescission of the purchase agreement governing such sale of securities. The shareholder seeks damages in the amount of $50,000, plus interest. The Company has answered the complaint, denied all material allegations and asserted various affirmative defenses. Discovery has commenced. The Company believes that this litigation will not have a material adverse effect on its business, financial position, liquidity and results of operations, although there can be no assurance as to the ultimate outcome of these matters.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended December 31, 1999 to a vote of security holders of the Company, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(A) Market Information

                  As of December 31, 1999, the Company had a total of 19,924,127 shares of common stock issued and outstanding. The Company estimates that approximately 1,575,000 shares are publicly tradable, including 187,800 shares (as adjusted for the 1.734 stock split in conjunction with the merger) registered and issued under Form SB-2, Commission File No. 33-93994, which became effective on October 25, 1995; and 1,387,200 shares previously restricted under Rule 144 of the Securities Act ("Rule 144") for which the two year holding period elapsed in December 1999.

                  The Company estimates that approximately 18,349,127 shares, or 92.1% of the total issued and outstanding shares, remain restricted under Rule 144 and are not currently available to be publicly traded as follows:

         Shares issued in conjunction with the merger
           in September 1999 ....................................... 15,308,998
         Shares sold to accredited investors under
           Regulation D (see Item 5D below).........................  3,000,000
         Shares issued under the December 1999
           exercises of employee stock options......................     40,129
                                                                     ----------
         Estimate of total restricted shares under Rule 144......... 18,349,127
                                                                     ==========

                  The registered common shares have been trading on the Over-The-Counter Bulletin Board Market ("OTCBB") since April 1997. However, trading has been very limited and sporadic, and there has not generally been an active public trading market for the securities. The following sets forth the high and low bid price quotations for each calendar quarter that trading occurred during the last two fiscal years. Such quotations represent interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions:

                                         High           Low
         1999                            ----           ---
                First Quarter           $ 7.50         $1.73
               Second Quarter            11.00          4.00
                Third Quarter            13.13          4.50
               Fourth Quarter             9.75          3.25

         1998
               First Quarter             No Shares Traded
              Second Quarter            $1.56         $1.50
               Third Quarter             1.56          1.50
              Fourth Quarter             1.25          1.25

                  Although the Company will attempt to do so, there can be no assurance that the Company will be able to maintain its trading privileges on the OTCBB. The OTCBB may take the position that the Company is not obligated to file reports pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (the "Exchange Act") and therefore is not eligible to maintain its trading privileges on the OTCBB until such time as the Company files an effective Registration Statement under the Securities Act or the Exchange Act as a result of which the Company is required to file reports under Section 13 or 15(d) of the Exchange Act or is otherwise obligated to file reports pursuant to Section 13 or 15(d) of the Exchange Act. If the Company is not able to maintain its trading privileges on the OTCBB, the Company's common stock may trade on the National Quotation Bureau "Pink Sheets". In order to trade on the "Pink Sheets", a market-maker must make certain filings with the National Quotation Bureau. There can be no assurance that any such filings will be made, or that if made, the common stock will be accepted for inclusion into the "Pink Sheets". Even if included, a trading market may not develop or be sustained. Regardless, since there may not be a trading market for the common stock, investors may not be able to liquidate their investment.

         (B) Holders

                       As of February 28, 2000, there were approximately 400 record holders of the Company's common stock. This number does not include stockholders for whom shares were held in a "nominee" or "street name."

         (C) Dividends

                  The Company has not previously paid any cash dividends on the common stock and does not anticipate or contemplate paying cash dividends on the common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

                  The only restrictions that limit the ability to pay dividends on the common stock are those imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render the Company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy any liquidation preference.

         (D) Recent sales of unregistered securities and use of proceeds

                  In conjunction with the merger on September 7,1999, the Company sold 3,000,000 shares of its common stock at $1.25 per share to accredited investors under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, (the "Securities Act"). The $3,690,000 in net proceeds from the sale was used for working capital and general corporate purposes.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains trend analysis and other forward-looking statements. Actual results could differ materially from those set forth in the forward-looking statements as a result of factors set forth elsewhere herein, including under "Risk Factors." This discussion should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes. Further reference should be made to the Company's Form 8-K filed with the Securities and Exchange Commission on September 21, 1999 (as amended on October 27, 1999).

     As described in Note 2 to the Consolidated Financial Statements, the accounting applied in the merger of First American Clock Co. and MangoSoft Corporation differs from the legal form. As the transaction has been accounted for as a reverse acquisition, the historical financial results of the Company are those of MangoSoft Corporation. For purposes of the following discussion, the reporting entity is referred to interchangeably as the "Company" or "MangoSoft".

     The Company develops and markets advanced software technology to simplify, expand and integrate networking and pooled use of computer resources. The Company is considered to be a development stage company since it has not generated significant revenues from the products that have been developed to date. The Company is subject to a number of risks similar to those of other companies in an early stage of development. Principal among these risks are dependencies on key individuals, competition from other substitute products and larger companies, the successful development and marketing of its products and the need to obtain adequate additional financing necessary to fund future operations.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1999 AND 1998

        Revenue decreased from $245,406 in 1998 to $37,207 in 1999 due to the Company's decision to defer sales and marketing efforts and focus on improving the product following a product recall in 1998. A single customer, Hitachi, Ltd., represented 67% of the 1999 revenue, while another customer, Nippon Telephone & Telegraph, represented 85% of the 1998 revenue. No other customer represented 10% or more of revenue in 1999 or 1998.

        Cost of revenues decreased to $363 from $91,529 due to the lower level of revenue. In 1999, the products sold were delivered over the Internet and the Company incurred no disk replication costs as had occurred in 1998.

     Operating expenses, excluding stock-based compensation costs, decreased 46.4% to $7,103,132 in 1999 from $13,259,855 in 1998. The decrease is due to changing the sales distribution channel from a retail approach to value added resellers, consolidating corporate functions and reducing total personnel.

        A summary of the operating expenses and the (decreases) increases is as follows:


                                              Year Ended December 31,            Increase (Decrease)
                                              -----------------------            -------------------
                                               1999             1998            $ Amount           %
                                               ----             ----            --------           -
Research and development..............      $ 4,420,903    $  6,615,558    $  (2,194,655)        (33.2)
Selling and marketing.................          412,842       2,608,190       (2,195,348)        (84.2)
General and administrative............        2,204,499       3,388,312       (1,183,813)        (34.9)
Consulting fees paid to related party.           64,888         647,795         (582,907)        (90.0)
                                            -----------    ------------    -------------          ----
                                              7,103,132      13,259,855       (6,156,723)        (46.4)
Stock-based compensation..............       20,734,695              --       20,734,695         100.0
                                            -----------    ------------    -------------         -----
        Total.........................      $27,837,827    $ 13,259,855    $  14,577,972         110.0
                                            ===========    ============    =============         =====

        Operating expenses, including stock-based compensation costs, increased 110.0% to $27,837,827 in 1999 from $13,259,855 in 1998.

       Stock-based compensation costs were $20,734,695 in 1999. Of this total, $10,085,922 related to research and development, $1,303,333 related to selling and marketing and $9,345,440 related to general and administrative activities. The stock-based compensation costs represent the excess of the fair value of the Company's common stock over the exercise price of the variable stock option grants during the year. There were no stock-based compensation costs in 1998.

       The loss from operations increased from $13.1 million in 1998 to $27.8 million in 1999, or 112.1%, due to the stock-based compensation costs.

        Interest income declined from $168,498 in 1998 to $13,542 in 1999 due to generally lower average cash balances in 1999, as only $2.0 million was raised during the year through debt offerings, versus the $13.1 million raised at the end of 1997 through the sale of the Redeemable Convertible Preferred Stock, Series E.

       Interest expense increased from $69,233 in 1998 to $5.2 million in 1999 due to the issuance of the 12% convertible notes in February 1999. Approximately $4.9 million of the interest cost in 1999 represents the value of a beneficial conversion feature. Pursuant to the merger, the notes converted at a price of $.71 per share, which was lower than the fair value of the common stock. The difference between the $.71 and the fair value, which constitutes a beneficial conversion feature, has been recorded as interest expense. Since the accrued interest on the 12% convertible notes also converted to Company common stock in conjunction with the merger, virtually none of the interest expense required an outlay of cash in 1999.

       The net loss increased 152.6% to $33,021,645 in 1999 from $13,073,913 in
1998 due primarily to the stock-based compensation costs and the beneficial conversion feature of the 12% convertible notes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     MangoSoft Corporation was formed in June 1995 and, as part of the formation, its founder and former Chief Executive Officer purchased 750,000 shares of common stock for $750. Through December 1999, MangoSoft Corporation has raised an additional $41.8 million in financing from the placement of private debt and equity securities, as follows:

      Date                       Description                              $ Millions
      ----                       -----------                              ----------
    August 1995  Convertible preferred stock, Series A.................     $ 1.5
  December 1995  Convertible preferred stock, Series B.................       2.0
      June 1996  Redeemable convertible preferred stock, Series C......       9.0
     April 1997  Redeemable convertible preferred stock, Series D......       6.4
  December 1997  Redeemable convertible preferred stock, Series E......      13.1
   October 1998  Demand notes issued to related parties................       2.0
  February 1999  12% Senior Secondary Secured Convertible Notes.              4.0
 September 1999  Sale of 3 million common shares.......................       3.8
                                                                            -----
                                                  Total                     $41.8
                                                                            =====

     In addition to the above, MangoSoft Corporation has, at times, depended upon bank debt, loans from stockholders and Directors and credit from suppliers to meet interim financing needs. Bank debt of $750,000, incurred to purchase capital equipment, was repaid using proceeds received from issuance of the 12% Senior Secondary Secured Convertible Notes (the "12% convertible notes"). Borrowing from stockholders and Directors have generally been refinanced with new debt instruments or converted to additional equity. At December 31, 1999, notes payable consisted of $.1 million to an insurance company representing the balance due on the Company's Directors and Officers insurance policy, and $.2 million to stockholders and Directors. An additional $2.9 million in financing was provided through accounts payable, accrued expenses and other trade credit, a significant portion of which was past due.

     The proceeds raised have been used in the development of the Company's current products with approximately $23.0 million invested in research and development and $9.5 million in sales and marketing, principally due to an earlier attempt to distribute its products through traditional retail software channels. The remaining proceeds have been used for working capital and general corporate purposes.

     To date, product sales have provided a minor source of liquidity. From inception through December 31, 1999, MangoSoft generated $.3 million in sales and incurred cumulative net losses of $69.1 million, including losses of $33.0 million and $13.1 million during the years ended December 31, 1999 and 1998, respectively. In the fourth quarter of 1998, MangoSoft significantly modified its operations in an effort to reduce its operating costs and net losses. The modifications included changing the sales distribution channel from a retail approach to value added resellers, consolidating corporate functions and reducing total personnel.

     At December 31, 1999, the Company had a cash balance of $29,959 and a working capital deficit of $3.1 million. The working capital deficit included $.2 million in stockholder and Director loans and $.7 million in other financing from related parties.

       Since inception, the Company has satisfied its working capital and other liquidity needs principally through the issuance of equity and debt securities, loans from stockholders and Directors, trade credit and bank debt. Unless the Company can generate a significant level of on-going revenue and attain adequate profitability in the near-term, it will be necessary to seek additional sources of equity or debt financing. Although the Company has been successful in raising past financing, there can be no assurance that any additional financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed will have a material adverse effect on the Company, requiring the Company to significantly curtail or possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders.

       Subsequent to December 31, 1999, the Company received $29.4 million from the sale of 2.5 million shares of Convertible Preferred Stock, Series A, (the "Preferred Stock") to accredited investors for $4.00 per share and approximately
4.0 million shares of common stock to accredited investors for $5.00 per share. Receipt of an additional $3.4 million from the sale of an additional 680,000 common shares is subject to the completion of offering documentation, and such funds are currently held in escrow. Under the terms of the Preferred Stock issuance, the Preferred Stock automatically converted into common stock on a one-for-one basis when $10 million or greater was raised in the subsequent sale of common stock. The sale of the common and Preferred Stock is exempt from registration under the Securities Act pursuant to Section 4(2) thereof under Regulation D promulgated thereunder.

       Management believes the $29.4 million in proceeds from the sale of the common and Preferred Stock, which funds are currently available for use by the Company, will be adequate to fund the Company's existing operations for at least the next twelve (12) months. The Company can provide no assurances, however, that such amount will adequately fund its operations for such period, and it may be necessary for the Company to obtain additional financing.

RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for periods beginning after June 15, 2000. The Company is currently evaluating the effect, if any, SFAS No. 133 will have on the Company's financial position and its results of operations. The Company will adopt this accounting standard on January 1, 2001, as required.

RISK FACTORS

Limited Operating History and History of Substantial Operating Losses

       The Company's current operations substantially commenced in May 1997. Accordingly, the Company's prospects must be evaluated in light of the problems, expenses, delays and complications normally encountered with any early stage business. The Company has a history of substantial operating losses since inception (June 1995) and has an accumulated deficit of approximately $72.2 million as of December 31, 1999. For its fiscal years ended December 31, 1999 and 1998, the Company's losses from operations were $27.8 million and $13.1 million, respectively. Such losses have resulted primarily from costs incurred in research and development activities, the establishment of an initial sales and marketing force, and general and administrative expenses. The Company expects to incur additional operating losses over the foreseeable future and expects cumulative losses to increase substantially as the Company's marketing, sales, and research and development efforts expand. The Company has historically experienced cash flow difficulties primarily because its expenses exceed its revenues.

Need for Expanded Market Acceptance of the Company's Products; Concentration of Revenue

       The Company's 1999 and 1998 product revenues of $37,207 and $245,406, respectively, have been derived primarily from sales of the prior versions of its Medley product through the Company's relationship with SVA Japan, Inc. The Company expects to derive a substantial majority of its revenues in the foreseeable future from the sale of CacheLink, MIND and its updated Medley product, none of which has previously been marketed by the Company. Accordingly, the Company's future financial performance will depend on the growth in demand for and acceptance of new software products. As is typical in new and evolving markets, demand for and market acceptance of products are subject to a high level of uncertainty. The Company has limited experience in commercially providing software products and services and the Company's MIND product is still only a prototype and will not be available for commercial sale until at least the fourth quarter of 2000. In addition, the small business market is relatively young and there are few proven products. There can be no assurance that the Company will generate business from these products or that its market acceptance will increase. If these markets fail to develop, develop more slowly than expected or attract new competitors, or if the Company's products do not achieve market acceptance, the Company's business, financial condition and results of operations will be materially and adversely affected. In addition, the loss of SVA Japan, Inc. as a reseller could have a material affect on the Company's business financial condition and results of operations.

Evolving Market Strategy

       The Company expects its future marketing efforts will substantially focus on developing strategic relationships with other larger public and private companies ("Channel Sources") that seek to augment their business by directly or indirectly offering to their customers the Company's products. To date, the Company's only significant Channel Sources are with US Online and SVA Japan, Inc. The inability to receive, manage or retain additional Channel Sources, or their ability to market the Company's products effectively or provide timely and cost effective customer support and service, could materially adversely affect the Company's business, operating results and financial condition.

Expansion and Lack of Liquidity

       The Company will require substantial additional capital to finance its future growth and product development activities. The Company intends to use a significant portion of the proceeds from the securities sales in the first quarter of 2000 for current operating expenses and to expand its operations. The expansion of the Company's operations will be dependent in large measure on the acceptance of its technology. Although the Company has identified certain areas for potential expansion, there can be no assurance that the Company will be able to expand its operations successfully. The Company may also expand its operations through acquisitions. The Company currently has no agreements, understandings or commitments and is not engaged in any negotiations relating to any potential acquisitions. There can be no assurance that the Company will effect any acquisitions or that the Company will be able to successfully integrate into its operations any acquired businesses.

      The future rollout of its MIND Internet service may require additional investment capital. The timing and amount of the Company's capital requirements will depend on many factors, including:

o    acceptance and demand for the Company's products;
o    the costs of developing new products or enhancing existing new products;
o    the costs associated with expanding the Company's operations; and
o    the number and timing of acquisitions, if any.

       If the Company issues additional stock to raise capital, current ownership percentages may be reduced. If funding is insufficient at any time in the future, the Company may be unable to develop or enhance its products, take advantage of business opportunities or respond to competitive pressures, any of which could harm the Company's business.

Potential Delisting; Possible Volatility of Stock Price

       Although the Company will attempt to do so, there can be no assurance that the Company will be able to maintain its listing on the OTCBB, which would require it to register its common stock under Federal Securities laws by mid-April 2000. For the Common Stock to thereafter be included for trading on the National Quotation Bureau "Pink Sheets," a market maker must make certain filings with the National Quotation Bureau. There can be no assurance that any such filings will be made or that if made, the common stock will be accepted for inclusion into the "Pink Sheets." Even if included, a trading market may not develop or be sustained. Regardless, since there may not be a trading market for the common stock, investors may not be able to liquidate their investment. Moreover, even if the common stock is included for trading in the "Pink Sheets," the price of the common stock may be adversely affected when an aggregate of 18,349,127 shares of the common stock become eligible for sale pursuant to (i) Rule 144 and (ii) registration rights afforded certain stockholders of the Company.

Uncertain Adoption of Internet as a Medium of Commerce and Communications, and Dependence on the Internet

       Demand and market acceptance for recently introduced services and products like those offered by the Company are subject to a high level of uncertainty. The use of the Internet in marketing and advertising and otherwise, particularly by those individuals and enterprises that have historically relied upon traditional means of marketing and advertising, generally requires the acceptance of a new way of conducting business and exchanging information. Enterprises that have already invested substantial resources in other means of conducting business and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing resources and infrastructure less useful. There can be no assurance that the market for the Company's products will develop and if it fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial conditions will be materially adversely affected. The Company's ability to derive revenues will also depend upon a robust industry and the infrastructure for providing Internet access and carrying Internet traffic. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure or timely development of complementary products, such as high speed modems. Moreover, other critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease-of-use, access, and quality of service) remain unresolved and may impact the growth of Internet use. Because global commerce and online exchange of information on the Internet and other similar open wide-area- networks ("WANs") are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be and remain a viable commercial marketplace. If the infrastructure necessary to support the Internet's commercial viability is not developed, or if the Internet does not become a viable marketplace, the Company's business, operating results and financial condition would be materially and adversely affected.

Intellectual Property; Changing Technology; Potential Infringement

       The Company owns trademarks on "CacheLink," "Medley," "Mango," "MangoSoft," "Pool" and "Pooling." In addition, the Company has been granted four patents and two provisional patents. Four other patents have been applied for and are pending. There can be no assurance, however, that the patents will be issued, and if issued, there can be no certainty that claims allowed in any such patents would provide competitive advantages or protection for the Company's products, or that such claims will not be successfully challenged by competitors. The Company considers certain elements of its software and its Pooling technology to be proprietary. The Company relies on a combination of trade secrets, copyright and trademark law, contractual provisions, confidentiality agreements and certain technology and security measures to protect its proprietary intellectual property, technology and know-how. The Company's business is subject to rapid changes in technology including potential introduction of competing products and services which could have a material adverse impact on the Company's business. There are existing hardware-based file server and web caching products that could be used as the basis for the development of technology that would be directly competitive with the technology employed by the Company. In addition, there can be no assurance that research and development by others will not render the Company's technology obsolete or uncompetitive. Furthermore, in a technology-based industry, there can be no assurance that a claim of patent or other infringement will not be made against the Company. While the Company is not aware of any such claims, no infringement studies have been conducted on behalf of the Company. Despite the Company's efforts to protect its proprietary rights, existing copyright, trademark, patent and trade secret laws afford only limited protection.

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

Management of Growth; Dependence on Key Personnel and Ability to Attract New Personnel

       Even if the Company successfully generates significant revenue growth, there can be no assurance that the Company will effectively develop and implement systems, procedures or controls adequate to support the Company's operations or that management will be able to achieve the rapid execution necessary to fully exploit the opportunity for the Company's products. To manage its business and any growth, the Company must continue to implement and improve its operational and financial systems and continue to expand, train and manage its employees. In particular, management believes that the Company will need to hire additional employees. If the Company is unable to manage growth effectively, the Company's business, operating results and financial condition will be materially affected. The success of the Company is dependent upon the efforts of Dale Vincent, the Company's President and Chief Executive Officer; Scott H. Davis, the Company's Vice President and Chief Technology Officer; Robert E. Parsons, the Company's Chief Financial Officer; and other members of senior management. The loss of Mr. Vincent, Mr. Davis, Mr. Parsons, or of any of the Company's senior management, could delay or prevent the Company from achieving its objectives. The Company is also highly dependent upon its ability to continue to attract and retain additional management and technical personnel because of the specialized nature of the Company's business.

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

Concentration of Share Ownership

       As of December 31, 1999, the Company's directors and officers, together with entities affiliated with them, beneficially own approximately 21% of the Company's capital stock, including all outstanding options to purchase shares of the Company's common stock. These stockholders, acting as a group, may continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of a majority of the Company's Board of Directors and the determination of all corporate actions. The voting power of these stockholders could also have the effect of delaying or preventing a change in control of the Company. Such influence by management could have the effect of discouraging others from attempting to take-over the Company thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.

Year 2000 Risk

       The Company has reviewed its internal computer programs and systems to ensure that they are Year 2000 compliant and has not experienced any material adverse effects as a result of the Year 2000 problem. While the Company believes that its current systems are compliant and that no additional material expenditures are required to address Year 2000 compliance of its internal computer systems, there can be no assurance to that effect. In addition, the Company cannot predict the effect of the Year 2000 problem on the vendors, customers and other entities with which the Company transacts business, or with whose products the Company's products interact. There can be no assurance that the effect of the Year 2000 problem on such entities will not have a material adverse effect on the Company's business, financial condition and results of operations.

Registration Rights of Other Securityholders-Potential Costs to the Company; Adverse Effects on Future Financing and Stock Price

       Pursuant to the merger agreement by and among the Company and First American, the Company is obligated to use reasonable efforts to file a registration statement relating to the resale of up to 1,000,000 shares of the Company's common stock sold in a Rule 506 Offering completed in August of 1999, 300,000 shares of the Company's common stock held by the placement agent from that offering and 1,000,000 shares of the Company's common stock held by Palisade Private Partnership, L.P. The Company is obligated to use its best efforts to have such registration statement declared effective as soon as practicable after filing with the Securities Exchange Commission and shall keep such registration statement effective for a period of at least one year. These registration rights could result in substantial future expense to the Company and could adversely affect any future equity or debt financing. Furthermore, the sale of common stock held by or issuable to the holders of registration rights, or even the potential of such sales, could have an adverse effect on the market price of the Common Stock.


ITEM 7. FINANCIAL STATEMENTS

         Incorporated by reference from the consolidated financial statements and notes thereto of MangoSoft, Inc and subsidiary which are attached hereto beginning on page 24.


ITEM 8. CHANGES IN AND DISAGEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on January 20, 2000 (as amended on January 28, 2000), MangoSoft, Inc. dismissed its then current independent accountant, David T. Thomson P.C. ("Thomson") on January 11, 2000 and appointed Deloitte & Touche LLP as its independent accountant

              During the fiscal years ended December 31, 1999 and 1998, there were no disagreements between First American and Thomson on any matter of accounting principles or practice, financial statement disclosures, auditing scope or procedure which, if not resolved to the satisfaction of Thomson would have caused him to make reference to the subject matter of the disagreement in connection with his report.


                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (A) Identify directors and executive officers

                  Directors are elected by the stockholders or by affirmative vote of a majority of the directors then in office, and hold office until they first resign or a successor is duly elected. Officers and other employees serve at the will of the Board of Directors. The following table sets forth information as to the Company's directors, executive officers and significant employees:

     Name              Age                       Position
     ----              ---                       --------
Dale Vincent            53      President, Chief Executive Officer and Director
Scott H. Davis          42      Vice President and Chief Technology Officer
Daniel J. Dietterich    42      Vice President - Engineering
Robert E. Parsons       49      Vice President and Chief Financial Officer
Craig D. Goldman (1)    55      Director, Non-Executive Co-Chairman
Dr. Ira Goldstein       55      Director
Paul C. O'Brien (2)     60      Director, Non-Executive Co-Chairman
Ravi P. Singh           41      Director
Selig Zises             56      Director

-------------
(1) Chairman of the Compensation Committee; Member of the Audit Committee

(2) Chairman of the Audit Committee; Member of the Compensation Committee

                  DALE VINCENT was appointed President, Chief Executive Officer and elected a Director following the merger in September 1999. Previously, he served as the Chief Executive Officer of MangoSoft Corporation since May 1999, as its Chief Financial Officer from September 1998 to May 1999, and as a Director of MangoSoft Corporation since July 1995. Mr. Vincent has over 25 years of senior financial and business management experience, with the last 10 years developing and funding companies in the software industry. Since April 1990, Mr. Vincent has served as a Managing Director of ACAP, the general partner of Associated Capital L.P, and consults with Associated Capital L.P with respect to its investment and marketing activities. He has also served as a Director of MaMaMedia Inc. since 1996.

                  SCOTT H. DAVIS was appointed Vice President and Chief Technology Officer following the merger in September 1999. He previously served MangoSoft Corporation in the same capacity since October 1998. From September 1995 through September 1998, he served MangoSoft Corporation as the Director of Software Development. Prior to joining MangoSoft Corporation in September 1995, Mr. Davis was employed at Digital Equipment Corporation where he held a variety of engineering and management positions over a 16-year period. Mr. Davis has also spoken widely at industry conferences on such topics as Clustering and RAID technology and holds numerous patents.

                  DANIEL J. DIETTERICH was appointed Vice President - Engineering following the merger in September 1999. He previously served MangoSoft Corporation in the same capacity since October 1998. From March 1997 through September 1998, he served as its Director of Development. From October 1995 through February 1997, he was a Consulting Engineer. Prior to joining MangoSoft Corporation in October 1995, he held various engineering and technical leadership positions at Digital Equipment Corporation for 15 years.

                  ROBERT E. PARSONS was appointed Vice President and Chief Financial Officer following the merger in September 1999. He previously served MangoSoft Corporation in the same capacity since August 1999. From 1992 through August 1999, he was employed by Advanced Modular Solutions, Inc., a privately held technology company that develops networked client/server computing systems, high availability/fault tolerant computing systems, network attached storage systems and fully-integrated streaming video solutions. He served Advanced Modular Solutions, Inc. as its Chief Financial Officer from 1997 to August 1999, as Director of Manufacturing during 1996 and 1997, and as Controller from 1992 to 1996.

                  CRAIG D. GOLDMAN was elected a Director and Non-Executive Co-Chairman following the merger in September 1999. He previously served MangoSoft Corporation in the same capacity since June 1999. He founded Cyber Consulting Services Corporation and has been its President and Chief Executive Officer since 1996. Mr. Goldman was previously employed by Chase Manhattan Bank, N.A. for 11 years, most recently serving as its Chief Information Officer from 1991 through 1996. Mr. Goldman serves as a Director of CMGI Inc., Engage Technology, Inc., NaviSite, Inc. and PRT Group, Inc.

                  DR. IRA GOLDSTEIN was elected a Director following the merger in September 1999. He previously served MangoSoft Corporation in the same capacity from June 1999 to September 1999. Dr. Goldstein has been the Chief Scientist at the LaserJet Imaging Division of Hewlett-Packard Company ("HP") for the past two years. Prior to his current position, he served HP as Chief Technology Officer for two years. Previously, he managed a research center at HP Laboratories and various product divisions in the areas of software development, networking, imaging and security. Prior to joining HP in 1981, Dr. Goldstein served as Executive Vice President of the Open Group and Director of the Open Group Research Institute, where he built major programs focused on distributed computing scaleable secure operating systems and world-wide web technology. Prior thereto, he served as a scientist at the Xerox Palo Alto Research Center, where he contributed to the evolution of Smalltalk and developed architectures for personal information environments, and as a Professor at the Massachusetts Institute of Technology. Dr. Goldstein received his Ph.D. in applied mathematics from Massachusetts Institute of Technology and his bachelor's degree in pure mathematics from Harvard University.

                  PAUL C. O'BRIEN was elected a Director and Non-Executive Co-Chairman following the merger in September 1999. He previously served MangoSoft Corporation in the same capacity from June 1999 to September 1999. Mr. O'Brien has over thirty years experience in the telecommunications industry. He has been the President of Pan-Asia Development, an investment firm concentrating on Asian ventures, since 1995. In December 1994, Mr. O'Brien founded The O'Brien Group, Inc., a telecommunications investment and consulting firm that provides pro bono consulting services for a wide variety of non-profit organizations concentrating on fund-raising and public policy issues. Prior to founding his firm, he was employed by New England Telephone where he was appointed President and Chief Executive Officer in 1988 and Chairman of the Board in 1993. Mr. O'Brien serves as a Director of NETOPTIK and Renaissance Worldwide, and is non-executive Chairman of the Board of View Tech and Cambridge Neuroscience. He is also a Director of several private companies.

                  RAVI P. SINGH was elected a Director following the merger in September 1999. He previously served MangoSoft Corporation in the same capacity from June 1999 to September 1999. Mr. Singh has eighteen years of investment banking and senior management experience, with the focus on technology and emerging growth companies for the past ten years. Since 1998, Mr. Singh has served as Managing Director and Head of Technology Investment Banking at Punk, Ziegel & Company. Mr. Singh's prior experience has included positions of General Partner and Managing Director of Cowen & Company in New York; Managing Director of Forbes & Walker Inc., a New York and Toronto based private equity investment firm; and Chief Executive Officer and Director of Bacon Felt Company.

                  SELIG ZISES was elected a Director following the merger in September 1999. He previously served MangoSoft Corporation in the same capacity from July 1995 to September 1999. Mr. Zises has served as a Managing Director and Treasurer of ACAP, Inc., the general partner of Associated Capital L.P. since April 1990. In this capacity, he consults with Associated Capital L.P. with respect to its trading and investment activities. He was a co-founder of Integrated Resources, Inc. and served as its Chairman and Chief Executive Officer from 1969 through early 1989. Mr. Zises is the Chairman of the Board of Associated Venture Management, a venture capital / merchant banking firm. He also serves as a Director of Collagenesis, Inc.

(B) Identify significant employees

                  None other than those persons previously identified.

(C) Family relationships

                  None.

(D) Involvement in certain legal proceedings

                  No present officer or director of the Company: (1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; or (2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); or (3) has been the subject, within the past five years, of any order, judgement, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

ITEM 10. EXECUTIVE COMPENSATION

                  The following table sets forth the total compensation paid to the Company's chief executive officers and four most highly compensated executives and significant employees in 1999, 1998 and 1997:

                                                 SUMMARY COMPENSATION TABLE

                                                                              Long Term Compensation
                                                                   ----------------------------------------------
                                          Annual Compensation                                                       ALL
     Name and Principal               ---------------------      $ Restricted    Securities Under    $ LTIP     Other
          Position              Year     $ Salary      $ Bonus      Stock Awards     Options / SARs     Payouts    Comp.
     ------------------         ----     --------      -------      ------------    ----------------    -------    -----
    Dale Vincent (1)            1999      150,000        --              --              400,000          --        --
    President and Chief         1998      201,200        --              --                --             --        --
    Executive Officer           1997        --           --              --                --             --        --

    Mick Jardine (2)            1999        --           --              --                --             --        --
    President                   1998        --           --              --                --             --        --
                                1997        --           --              --                --             --        --

    Scott H. Davis              1999      128,000      19,000            --              250,000          --        --
    Vice President and Chief    1998      124,462        --              --                --             --        --
    Technology Officer          1997      103,846        --              --                --             --        --

    Daniel J. Dietterich        1999      119,139       6,050            --              250,000          --        --
    Vice President -            1998      113,692        --              --                --             --        --
    Engineering                 1997      106,462        --              --                --             --        --

    Robert E. Parsons (3)       1999       43,269      25,000 (5)        --              160,000          --        --
    Vice President and Chief    1998        --           --              --                --             --        --
    Financial Officer           1997        --           --              --                --             --        --

    James M. Stark (3)(4)       1999       36,058      25,000 (5)        --              200,000          --        --
    Senior Vice President -     1998        --           --              --                --             --        --
    Sales and Marketing         1997        --           --              --                --             --        --

-------------------------

(1) Mr. Vincent performed his services to the Company through RCG Real Estate in 1999, and through RCG Real Estate and Associated Venture Management for 1998.
(2) Mr. Jardine was paid no compensation for his services to the Company; he resigned effective with the consummation of the merger on September 7, 1999.
(3) The 1999 salary amounts reflect a partial year; Mr. Parsons began employment in August 1999 ; Mr. Stark began employment in September 1999.
(4)  Mr. Stark terminated employment with the Company effective April 1, 2000.
(5)  Bonus was earned in 1999 and paid in 2000.

                  The following table sets forth information concerning the individual grants of stock options made to each of the above named executive officers in 1999:

                                   OPTIONS / SAR GRANTS IN LAST FISCAL YEAR [INDIVIDUAL GRANTS]
                                   ------------------------------------------------------------

                               Number of Securities Under-      Percent Of The Total                          Option
                                   lying Options/ SARs         Options / SARs Granted    Option Exercise    Expiration
            Name                         Granted                To Employees in 1999     Price Per Share       Date
            ----               ---------------------------      --------------------     ---------------    ----------
    Dale Vincent                         400,000                        12.4%                 $ 1.25         9/07/09
    Scott H. Davis                       250,000                         7.7%                 $ 1.25         9/07/09
    Daniel J. Dietterich                 250,000                         7.7%                 $ 1.25         9/07/09
    Robert E. Parsons                    160,000                         4.9%                 $ 1.25         9/07/09
    James M. Stark                       200,000                         6.2%                 $ 1.25         9/07/09

                  None of the named executives exercised any stock options in the year ended December 31, 1999. The following table sets forth information concerning the exercised options / SARs for each of the above named executive officers as of December 31, 1999. The Value of the Unexercised In-The-Money Options is based on the average bid and ask price of the Company's common stock on the OTCBB on December 31, 1999. There is no established market for the Company's common stock and, accordingly, such valuation may not necessarily reflect the actual market value of the outstanding options:

                                               FISCAL YEAR-END OPTION / SAR VALUES

                                                             No. of Securities Underlying         Value of Unexercised
                                                                 Unexercised Options              In-The-Money Options
                                                            -------------------------------   ----------------------------
                               Shares
                              Acquired On         Value
           Name                Exercise         Realized       Exercisable   Unexercisable    Exercisable    Unexercisable
           ----                --------         --------       -----------   -------------    -----------    -------------
    Dale Vincent                 --               --             400,000          --         $ 3,400,000      $      --
    Scott H. Davis               --               --             250,000          --           2,125,000             --
    Daniel J. Dietterich         --               --             250,000          --           2,125,000             --
    Robert E. Parsons            --               --             100,000         60,000          850,000          510,000
    James M. Stark               --               --             100,000        100,000          850,000          850,000

                  The Company's outside directors are compensated for their services in the form of stock option grants. No cash compensation is paid to the directors for their services. The following table sets forth the options granted to each outside director in 1999:

                                   OPTIONS / SAR GRANTS IN LAST FISCAL YEAR [INDIVIDUAL GRANTS]
                                   ------------------------------------------------------------

                               Number of Securities Under-                                   Option
                                   lying Options/ SARs            Option Exercise          Expiration
            Name                         Granted                  Price Per Share             Date
          -------              ---------------------------        ----------------         -----------
Craig D. Goldman                         230,000                      $ 1.25                 9/07/09
Dr. Ira Goldstein                         75,000                      $ 1.25                 9/07/09
Paul C. O'Brien                          200,000                      $ 1.25                 9/07/09
Ravi P. Singh                             50,000                      $ 1.25                 9/07/09
Selig Zises                                  --                           --                    --



ITEM 11. SECURITY OWNERSHIP OF CETAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 1999 (i) by each person who is known to the Company to own beneficially more than 5% of the fully-diluted shares of the Company's common stock; (ii) by all directors and officers of the Company; and (iii) by all directors and officers of the Company as a group.

                                                    Number of Common  Percentage of Common
Beneficial owners:                                    Shares Owned        Stock Owned
------------------                                  ----------------  --------------------
  Jay Zises (1) ................................       3,150,297             13.7%
  767 3rd Avenue, 16th Floor
  New York, New York 10017

  Palisade Private Partnership, L.P. ...........       3,000,000             13.0%
  One Bridge Plaza , Suite 695
  Fort Lee, NJ 07024

Directors and officers:
  Selig Zises (2)(12) ..........................       3,015,537             13.1%
  Dale Vincent (3) .............................         427,135              1.9%
  Scott H. Davis (4) ...........................         250,000              1.1%
  Daniel J. Dietterich (5) .....................         250,000              1.1%
  Craig D. Goldman (6) .........................         230,000              1.0%
  Paul C. O'Brien (7) ..........................         200,000              *
  James M. Stark (8) ...........................         200,000              *
  Robert E. Parsons (9) ........................         160,000              *
  Dr. Ira Goldstein (10) .......................          75,000              *
  Ravi P. Singh (11) ...........................          50,000              *
                                                       ---------           -------

All directors and officers as a group ..........       4,857,672             21.1%

     *  Less than one percent.

(1) Includes 263,062 shares beneficially owned by Jay Zises or by entities in which he has a controlling interest.
(2)  Includes 68,799 shares beneficially owned by Selig Zises.
(3)  Includes 400,000 shares of unexercised vested stock options.
(4)  Includes 250,000 shares of unexercised vested stock options.
(5)  Includes 250,000 shares of unexercised vested stock options.
(6)  Includes 230,000 shares of unexercised vested stock options.
(7)  Includes 200,000 shares of unexercised vested stock options.
(8) Includes 100,000 shares of unexercised vested stock options and 100,000 shares of options that will vest and be exercisable in quarterly increments beginning January 1, 2000 through December 31, 2000.
(9) Includes 100,000 shares of unexercised vested stock options and 60,000 shares of options that will vest and be exercisable in quarterly increments beginning January 1, 2000 through December 31, 2000.
(10) Includes 75,000 shares of unexercised vested stock options.
(11) Includes 50,000 shares of unexercised vested stock options; excludes 300,000 shares owned by Punk Zeigel & Company for which Mr. Singh claims no beneficial ownership.
(12) Includes 140,845 shares under contract for sale to qualified institutional investors for $100,000.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with directors and officers

            During 1998, Associated Venture Management provided executive and administrative assistance to MangoSoft Corporation, including services performed by Mr. Dale Vincent through August 1998. The cost of these services totaled $647,795 in 1998, including $151,200 for Mr. Vincent's services. In addition, MangoSoft Corporation issued warrants to purchase 25,000 shares of its common stock at an exercise price of $3.50 per share to Associated Venture Management for services rendered. In 1999, Associated Venture Management provided administrative assistance to the Company at a total cost of $64,888. Selig Zises, Director of the Company, is the Chairman of the Board of Associated Venture Management.

         In September 1998, MangoSoft Corporation established a consulting relationship with Dale Vincent, then as its Vice President, Chief Financial Officer and Director. The consulting relationship continued when Mr. Vincent became President and Chief Executive Officer. For his services, the Company compensated Mr. Vincent through his company, RCG Real Estate, in the amount of $12,500 per month. Mr. Vincent was paid a total of $50,000 in 1998 and $150,000 in 1999.

         In October 1998, the Company entered into a $1 million credit facility with Selig Zises, a Director and principal shareholder of the Company. In connection therewith, the Company issued Mr. Zises a demand promissory note (the "Note"). The Note was unsecured, accrued interest at a rate of 8% per annum and was senior to all obligations of the Company. In February 1999, the Note was converted into $1 million of 12% Senior Secured Convertible Notes.

         In October 1998, the Company entered into a $1.0 million credit facility with Jay Zises, a principal shareholder of the Company and brother of Selig Zises. In connection therewith, the Company issued Mr. Zises a demand promissory note (the "Note"). The Note was unsecured, accrued interest at a rate of 8% per annum and was senior to all obligations of the Company. In February 1999, the Note was converted into $1 million of 12% Senior Secured Convertible Notes.

         Subsequent to February 1999, the Company issued an additional $1 million of the 12% convertible notes to each Selig Zises and Jay Zises to meet its financing needs.

         In connection with his joining the Board of Directors, the Company awarded Craig Goldman stock options equal to 1% of the Company's outstanding common shares on a fully-diluted basis, and agreed to issue additional future stock option awards to Mr. Goldman, as necessary, to assure his 1% potential ownership interest is not diluted.

         In September 1999, the aggregate $4 million of 12% convertible notes held by Selig Zises and Jay Zises were converted into MangoSoft, Inc. common stock in conjunction with the merger in September 1999.

         In September 1999, in conjunction with the merger, all outstanding options and warrants to purchase shares of MangoSoft Corporation's common stock were terminated. New options to purchase the new common stock were issued in their place. The warrant to purchase 25,000 shares held by Associated Venture Management, as discussed above, was not exercised and it terminated upon the merger.

         In conjunction with the merger, MangoSoft Corporation agreed to repurchase 200,000 shares of its common stock from Steven Frank, a former Director and officer, for $100,000.

         In December 1999, the Company entered into a $.2 million credit facility with Selig Zises. In connection therewith, the Company issued Mr. Zises a demand promissory note which was unsecured, accrued interest at a rate of 8% per annum and was senior to all obligations of the Company.

(b) Transactions with promoters

                  None.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Company does not have a class of equity securities registered under
Section 12 of the Securities Exchange Act of 1934, and thus its officers, directors and 10% shareholders are not subject to Section 16(a) of such Act.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         2.1* Agreement and Plan of Merger by and among First American, MangoSoft and MangoMerger, dated as of August 27,1999 (filed without exhibits or schedules) (filed as Exhibit 2.1 to Form 8-K filed September 21, 1999)

         3.1* Certificate of Amendment to the Articles of Incorporation of First American, as filed with the Secretary of State of the State of Nevada on September 7, 1999 (filed as Exhibit 4.2 to Form 8-K filed September 21, 1999)

         3.2* By-laws of the Company (formerly by-laws of MangoMerger) (filed as Exhibit 3.2 to Form 10-QSB filed November 16, 1999)

         10* Lease of Westborough Office Park, Building Five, dated November 10, 1995 (filed as Exhibit 10 to Form 10-QSB filed November 16, 1999)

         11       Computation of Net Loss Per Common Share**

         16* Letter on Change in Certifying Accountant (filed as Exhibit 18 to Form 8-K filed January 28, 2000)

         20.1* Merger Consent Solicitation and Information Statement, dated August 2, 1999 (filed as Exhibit 20.1 to Form 10-QSB filed November 16, 1999)

         20.2* Supplement to Merger Consent Solicitation and Information Statement, dated August 26, 1999 (filed as Exhibit 20.2 to Form 10-QSB filed November 16, 1999)

         20.3* Supplement to Merger Consent Solicitation and Information Statement, dated September 1, 1999 (filed as Exhibit 20.3 to Form 10-QSB filed November 16, 1999)

         21       Subsidiary of the Registrant**

         27       Financial Data Schedule**

                  * Exhibits designated with an asterisk (*) have previously been filed with the Commission and are incorporated by reference to the document referenced in parentheticals following the description of such exhibits.

                  ** Filed herewith.

(b) Reports on Form 8-K

         The Registrant filed a report on Form 8-K on January 20, 2000 (as amended on January 28, 2000), which reported that the Company appointed Deloitte & Touche LLP as its independent auditors.

         The Registrant filed a report on Form 8-K on September 21, 1999, (as amended on October 27, 1999), which reported that MangoMerger Corp., merged with and into MangoSoft Corporation, as provided for in that certain Agreement and Plan of Merger dated August 27, 1999 between First American Clock Company, MangoMerger and MangoSoft Corporation, effective as of September 7, 1999, pursuant to a Certificate of Merger filed with the Secretary of State of Delaware on that date. In conjunction with the merger, First American changed its name to "MangoSoft, Inc."

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 MANGOSOFT, INC.

                                             /s/ Dale Vincent
                                                 ------------------------
                                                 Dale Vincent
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signature                        Title                                      Date
   -----------                      -------                                   ---------

/s/ Dale Vincent          Chief Executive Officer and Director              April 13, 2000
---------------------
Dale Vincent

/s/ Robert E. Parsons     Vice President & Chief Financial Officer          April 13, 2000
---------------------     (Principal financial and accounting officer)
Robert E. Parsons

/s/ Craig D. Goldman      Director                                          April 13, 2000
---------------------
Craig D. Goldman

                          Director                                          April   , 2000
---------------------
Dr. Ira Goldstein

/s/ Paul C. O'Brien       Director                                          April 11, 2000
---------------------
Paul C. O'Brien

                          Director                                          April   , 2000
---------------------
Ravi P. Singh

/s/ Selig Zises           Director                                          April 11, 2000
---------------------
Selig Zises


                         MANGOSOFT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                          INDEX TO FINANCIAL STATEMENTS


                                                                                                        Page
Independent Auditors' Report .........................................................................   25

Consolidated Statements of Operations For The Years Ended December 31, 1999 and 1998 and Cumulative
     For The Period From June 15, 1995 (Inception) To December 31, 1999 ..............................   26

Consolidated Balance Sheets as of December 31, 1999 and 1998 .........................................   27

Consolidated Statements of Stockholders' Equity (Deficiency) For The Years Ended December 31, 1999
     and 1998 and Cumulative For The Period From June 15, 1995 (Inception) To December 31, 1999 ......   28

Consolidated Statements of Cash Flows For The Years Ended December 31, 1999 and 1998 and Cumulative
     For The Period From June 15, 1995 (Inception) To December 31, 1999 ..............................   29

Notes to Consolidated Financial Statements ...........................................................   30

                          INDEPENDENT AUDITORS' REPORT




To the Stockholders and Board of Directors of MangoSoft, Inc. :

We have audited the accompanying consolidated balance sheets of MangoSoft, Inc. and subsidiary (a development stage company) (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended and cumulative for the period from June 15, 1995 (inception) to December 31, 1999. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of MangoSoft, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended and cumulative for the period from June 15, 1995 (inception) to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, during 1999, the Company merged with MangoSoft Corporation in a transaction to be accounted for as a reverse acquisition. Following the merger, the business to be conducted by the Company is the business previously conducted by MangoSoft Corporation.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise engaged in the development of computer network technology. As discussed in Note 1, the Company's recurring losses from operations and its dependency on financing raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.






/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts

March 3, 2000
(April 11, 2000 as to Note 14)

                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 Cumulative From
                                                                   Year Ended December 31,       June 15, 1995
                                                                  --------------------------     (Inception) To
                                                                    1999            1998        December 31, 1999
                                                                  ---------       ----------    ------------------
Revenues .....................................................   $     37,207    $    245,406    $    282,613
Cost of revenues .............................................            363          91,529          91,892
                                                                 ------------    ------------    ------------
   Gross margin ..............................................         36,844         153,877         190,721

Costs and expenses:
 Research and development (excluding
   stock based  compensation of
   $10,085,922 in 1999 and cumulative
   from June 15, 1995 (inception) to
   December 31, 1999) ........................................      4,420,903       6,615,558      22,985,471

Selling and marketing (excluding
   stock-based compensation of
   $1,303,333 in 1999 and
   cumulative from June 15, 1995
   (inception) to December 31, 1999) .........................        412,842       2,608,190       9,499,512

General and administrative (excluding stock-
   based compensation of $9,345,440 in 1999 and
   cumulative from June 15, 1995 (inception) to
   December 31, 1999) ........................................      2,204,499       3,388,312      10,578,153

Stock-based compensation .....................................     20,734,695            --        20,734,695
Consulting fees to related parties ...........................         64,888         647,795         712,683
                                                                 ------------    ------------    ------------
   Loss from operations ......................................    (27,800,983)    (13,105,978)    (64,319,793)
Interest income ..............................................         13,542         168,498         578,618
Interest expense:
 Interest expense to related parties (including
  $3,027,375 relating to a beneficial conversion
  feature in 1999 and cumulative from June 15,
  1995 (inception) to December 31, 1999) .....................     (3,391,167)        (19,726)     (3,410,893)
 Other interest expense (including $1,832,625
  relating to a beneficial conversion feature in
  1999 and cumulative from June 15, 1995 to
  December 31, 1999) .........................................     (1,837,490)        (49,507)     (1,886,997)
                                                                 ------------    ------------    ------------
   Total interest expense ....................................     (5,228,657)        (69,233)     (5,297,890)
Other income (expense), net ..................................         (5,547)        (67,200)        (72,747)
                                                                 ------------    ------------    ------------
 Net loss ....................................................    (33,021,645)    (13,073,913)    (69,111,812)
Accretion of redeemable preferred stock ......................      1,884,923       2,634,482       6,604,024
                                                                 ------------    ------------    ------------
Net loss applicable to common stockholders....................   $(34,906,568)   $(15,708,395)   $(75,715,836)
                                                                 ============    ============    ============
Net loss per common share - basic and diluted.................   $      (5.44)   $    (115.19)
Shares used in computing basic and diluted net loss
 per common share ............................................      6,414,178         136,367



                 See Notes to Consolidated Financial Statements

                         MANGOSOFT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                                         December 31,
                                                                                         ------------
                                                                                     1999             1998
                                                                                     ----             ----
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...............................................   $     29,959    $    232,637
     Accounts receivable, net of an allowance of $9,702 in 1998 ..............           --             9,458
     Inventory ...............................................................           --               275
     Prepaid insurance .......................................................        120,968            --
     Other prepaid expenses and current assets ...............................          7,187           3,591
                                                                                 ------------    ------------
          Total current assets ...............................................        158,114         245,961

PROPERTY AND EQUIPMENT--Net ..................................................        147,889         206,264
DEPOSITS AND OTHER ASSETS ....................................................          5,943           5,943
                                                                                 ------------    ------------
     TOTAL ...................................................................   $    311,946    $    458,168
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Demand notes payable to related parties .................................   $    232,500    $  2,000,000
     Other short-term debt....................................................         92,904         750,000
     Accrued expenses to related parties .....................................        712,683         647,795
     Accounts payable, including past due amounts ............................      1,558,988       1,768,456
     Accrued payroll .........................................................        192,191         142,834
     Accrued merger costs ....................................................         77,893           --
     Other accrued expenses ..................................................        414,734         424,172
     Deferred revenue ........................................................          --             19,160
                                                                                 ------------    ------------
          Total current liabilities ..........................................      3,281,893       5,752,417

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
        Redeemable convertible preferred stock, Series C .....................           --        10,536,748
        Redeemable convertible preferred stock, Series D .....................           --         7,193,384
        Redeemable convertible preferred stock, Series E .....................           --        14,233,546
                                                                                 ------------    ------------
                 Total redeemable preferred stock ............................           --        31,963,678
                                                                                 ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIENCY):
        Convertible preferred stock, Series A ................................           --            22,500
        Convertible preferred stock, Series B ................................           --             7,500
        Common stock..........................................................         19,924             761
        Additional paid-in capital ...........................................     72,185,728            --
        Deferred compensation ................................................     (2,980,343)           --
        Deficit accumulated during the development stage .....................    (72,195,256)    (37,288,688)
                                                                                 ------------    ------------
          Total stockholders' equity  (deficiency) ...........................     (2,969,947)    (37,257,927)
                                                                                 ------------    ------------
TOTAL.........................................................................   $    311,946    $    458,168
                                                                                 ============    ============

                 See Notes to Consolidated Financial Statements.

                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                   Convertible Preferred       Convertible Preferred
                                                                     Stock, Series A             Stock, Series B
                                                                   --------------------        --------------------
                                                                   Shares        Amount        Shares        Amount
                                                                   -------      -------        -------      -------
Balance, June 15, 1995 (Inception).............................      --         $ --             --          $ --
 Issuance of common stock......................................      --           --             --            --
 Issuance of convertible preferred stock, Series A, net of
    issuance costs of $26,998..................................   2,250,000     22,500           --            --
 Issuance of convertible preferred stock, Series B, net of
    issuance costs of $14,401..................................      --           --           750,002         7,500
 Net loss......................................................      --           --             --            --
                                                                  ---------  ------------  --------------  ----------
Balance, December 31, 1995.....................................   2,250,000     22,500         750,002         7,500
 Accretion of redeemable convertible preferred stock...........      --           --             --            --
 Net loss......................................................      --           --             --            --
                                                                  ----------  -----------  --------------  ----------
Balance, December 31, 1996.....................................   2,250,000     22,500         750,002         7,500
 Accretion of redeemable convertible preferred stock...........      --           --             --            --
 Net loss......................................................      --           --             --            --
                                                                  ----------  -----------  --------------  ----------
Balance, December 31, 1997.....................................   2,250,000     22,500         750,002         7,500
 Conversion of accounts payable................................      --           --             --            --
 Accretion of redeemable convertible preferred stock...........      --           --             --            --
 Net loss......................................................      --           --             --            --
                                                                  ----------  -----------  --------------  ----------
Balance, December 31, 1998.....................................   2,250,000     22,500         750,002         7,500
 Accretion of redeemable convertible preferred stock...........      --           --             --            --
 Purchase and retirement of common stock from related
   party.......................................................      --           --             --            --
 Adjustment to reflect the exchange of common stock in
   connection with the reverse merger..........................      --           --             --            --
 Issuance of common stock in exchange for preferred stock......  (2,250,000)   (22,500)       (750,002)       (7,500)
 Conversion of 12% senior secured convertible notes
   payable and related accrued interest........................      --           --             --            --
 Beneficial conversion feature of 12% convertible notes........      --           --             --            --
 Common stock held by former First American Clock
   shareholders................................................      --           --             --            --
 Adjustment to reflect costs incurred in the reverse merger....      --           --             --            --
 Issuance of common stock......................................      --           --             --            --
 Stock-based compensation......................................      --           --             --            --
 Net loss......................................................      --           --             --            --
                                                                  ----------  -----------  --------------  ----------
Balance, December 31, 1999.....................................      --         $ --             --          $ --
                                                                  ==========  ===========  ==============  ==========



                                                                          Common Stock           Additional
                                                                      --------------------        Paid-In          Deferred
                                                                      Shares        Amount        Capital         Compensation
                                                                      -------      -------      ------------     --------------
Balance, June 15, 1995 (Inception).............................        --          $ --            $ --             $  --
 Issuance of common stock......................................      750,000         750             --                --
 Issuance of convertible preferred stock, Series A, net of
    issuance costs of $26,998..................................        --            --           1,451,057            --
 Issuance of convertible preferred stock, Series B, net of
    issuance costs of $14,401..................................        --            --           1,979,534            --
 Net loss......................................................        --            --              --                --
                                                                  -----------  -----------  ------------------  -----------------
Balance, December 31, 1995.....................................      750,000         750          3,430,591            --
 Accretion of redeemable convertible preferred stock...........        --            --            (486,523)           --
 Net loss......................................................        --            --              --                --
                                                                  -----------  -----------  ------------------  -----------------
Balance, December 31, 1996.....................................      750,000         750          2,944,068            --
 Accretion of redeemable convertible preferred stock...........        --            --          (1,598,096)           --
 Net loss......................................................        --            --                                --
                                                                  -----------  -----------  ------------------  -----------------
Balance, December 31, 1997.....................................      750,000         750          1,345,972            --
 Conversion of accounts payable................................       11,250          11             89,989            --
 Accretion of redeemable convertible preferred stock...........        --            --          (1,435,961)           --
 Net loss......................................................        --            --              --                --
                                                                  -----------  -----------  ------------------  -----------------
Balance, December 31, 1998.....................................      761,250         761             --                --
 Accretion of redeemable convertible preferred stock...........          --          --              --                --
 Purchase and retirement of common stock from related
   party.......................................................     (200,000)       (200)           (99,800)           --
 Adjustment to reflect the exchange of common stock in
   connection with the reverse merger..........................     (460,381)       (460)               460            --
 Issuance of common stock in exchange for preferred stock......    5,908,129       5,908         33,872,709            --
 Conversion of 12% senior secured convertible notes
   payable and related accrued interest........................    9,000,000       9,000          6,368,409            --
 Beneficial conversion feature of 12% convertible notes........        --            --           4,860,000            --
 Common stock held by former First American Clock
   shareholders................................................    1,575,000       1,575             (1,575)           --
 Adjustment to reflect costs incurred in the reverse merger....      300,000         300           (276,473)           --
 Issuance of common stock......................................    3,000,000       3,000          3,747,000            --
 Stock-based compensation......................................       40,129          40         23,714,998       (2,980,343)
 Net loss......................................................        --            --             --                 --
                                                                  -----------  -----------  ------------------  -----------------
Balance, December 31, 1999.....................................   19,924,127     $19,924        $72,185,728      $(2,980,343)
                                                                  ===========  ===========  ==================  =================



                                                                    Deficit
                                                                  Accumulated
                                                                    During
                                                                  Development
                                                                     Stage                   Toys
                                                                    ------                   -----
Balance, June 15, 1995 (Inception).............................    $   --              $       --
 Issuance of common stock......................................        --                     750
 Issuance of convertible preferred stock, Series A, net of
    issuance costs of $26,998..................................        --               1,473,557
 Issuance of convertible preferred stock, Series B, net of
    issuance costs of $14,401..................................        --               1,987,034
 Net loss......................................................   (1,119,683)          (1,119,683)
                                                                   -----------         -----------
Balance, December 31, 1995.....................................   (1,119,683)           2,341,658
 Accretion of redeemable convertible preferred stock...........        --                (486,523)
 Net loss......................................................   (6,115,576)          (6,115,576)
                                                                   -----------         -----------
Balance, December 31, 1996.....................................   (7,235,259)          (4,260,441)
 Accretion of redeemable convertible preferred stock...........        --              (1,598,096)
 Net loss......................................................  (15,780,995)         (15,780,995)
                                                                   -----------        -------------
Balance, December 31, 1997.....................................  (23,016,254)         (21,639,532)
 Conversion of accounts payable................................        --                  90,000
 Accretion of redeemable convertible preferred stock...........   (1,198,521)          (2,634,482)
 Net loss......................................................  (13,073,913)         (13,073,913)
                                                                   -----------        --------------
Balance, December 31, 1998.....................................  (37,288,688)         (37,257,927)
 Accretion of redeemable convertible preferred stock...........   (1,884,923)          (1,884,923)
 Purchase and retirement of common stock from related
   party.......................................................        --                (100,000)
 Adjustment to reflect the exchange of common stock in
   connection with the reverse merger..........................       --                   --
 Issuance of common stock in exchange for preferred stock......       --               33,848,617
 Conversion of 12% senior secured convertible notes
   payable and related accrued interest........................       --                6,377,409
 Beneficial conversion feature of 12% convertible notes........       --                4,860,000
 Common stock held by former First American Clock
   shareholders................................................       --                   --
 Adjustment to reflect costs incurred in the reverse merger....       --                 (276,173)
 Issuance of common stock......................................       --                3,750,000
 Stock-based compensation......................................       --               20,734,695
 Net loss......................................................  (33,021,645)         (33,021,645)
                                                                  -----------       --------------
Balance, December 31, 1999..................................... $(72,195,256)         $(2,969,947)
                                                                  ===========       ===============

                 See Notes to Consolidated Financial Statements.

                         MANGOSOFT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Cumulative From
                                                                            Year Ended December 31,      June 15, 1995
                                                                           ------------------------     (Inception) To
                                                                            1999              1998     December 31, 1999
                                                                           -------           -------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................   $(33,021,645)   $(13,073,913)   $(69,111,812)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ..................................        115,752         542,166       2,051,566
     Stock-based compensation .......................................     20,734,695              --      20,734,695
     Beneficial conversion feature of 12% convertible notes .........      4,860,000              --       4,860,000
     Accrued interest converted into paid-in capital in connection
         with the conversion of the 12% convertible notes ...........        377,409              --         377,409
     Loss on disposal of equipment ..................................             --          71,942          71,942
     Change in assets and liabilities:
        Accounts receivable .........................................          9,458         140,063              --
        Inventory ...................................................            275          62,761              --
        Prepaid insurance and other current assets...................         11,524          81,823           7,933
        Deposits and other assets ...................................             --         175,657          (5,943)
        Accrued expenses to related parties .........................         64,888         647,795         712,683
        Accounts payable ............................................       (209,468)       (140,123)      1,558,988
        Accrued payroll .............................................         49,357         (74,754)        192,191
        Other accrued expenses ......................................         (9,422)       (189,049)        414,750
        Deferred revenue ............................................        (19,160)       (130,361)             --
                                                                        ------------    ------------    ------------
               Total adjustments ....................................     25,985,308       1,187,920      30,976,214
                                                                        ------------    ------------    ------------
               Net cash used in operating activities ................     (7,036,337)    (11,885,993)    (38,135,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment ........................        (57,377)       (214,348)     (2,284,146)
     Payment of merger costs ........................................       (198,280)           --          (198,280)
     Proceeds from sale of fixed assets .............................           --            12,749          12,749
                                                                        ------------    ------------    ------------
            Net cash used in investing activities ...................       (255,657)       (201,599)     (2,469,677)
                                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of notes to related parties .............      2,232,500       2,000,000       4,232,500
     Proceeds from other debt financings ............................      2,000,000         750,000       2,750,000
     Repayments of other debt financings ............................       (793,184)             --        (793,184)
     Net proceeds from issuance of common and preferred stock .......      3,750,000         203,837      34,545,918
     Purchase  of common stock from related party....................       (100,000)             --        (100,000)
                                                                        ------------    ------------    ------------
               Net cash provided from financing activities ..........      7,089,316       2,953,837      40,635,234
                                                                        ------------    ------------    ------------

NET INCREASE (DECREASE)  IN CASH AND EQUIVALENTS ....................       (202,678)     (9,133,755)         29,959

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................        232,637       9,366,392              --
                                                                        ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................   $     29,959    $    232,637    $     29,959
                                                                        ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                         MANGOSOFT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS

         MangoSoft, Inc. and subsidiary (a development stage company) ("the Company") develops advanced software technology to simplify, expand and integrate networking and pooled use of computer resources. It is engaged in a single operating segment of the computer software industry.

          The Company is considered to be a development stage company because it has not generated significant revenues from products that have been developed-to-date. The Company is subject to a number of risks similar to those of other companies in an early stage of development. Principal among these risks are dependencies on key individuals, competition from other substitute products and larger companies, the successful development and marketing of its products and the need to obtain adequate additional financing necessary to fund future operations.

            The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 1999 and 1998, and cumulative for the period from June 15, 1995 (inception) to December 31, 1999, the Company incurred net losses of $33,021,645, $13,073,913 and $69,111,812, respectively, and at December 31,
     1999 a substantial portion of it's accounts payable were past due. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Based upon the raising of approximately $29.4 million in proceeds from the sale of common stock and Convertible Preferred Stock, Series A, subsequent to December 31, 1999 (see Note 14), management believes that the Company will have sufficient capital to fund its existing operations for the next twelve (12) months.

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

2.   MERGER TRANSACTION AND BASIS OF PRESENTATION

         On September 7, 1999, MangoMerger Corp., a wholly-owned subsidiary of First American Clock Co. ("First American"), merged with and into MangoSoft Corporation, pursuant to an Agreement and Plan of Merger ("the Merger") dated August 27, 1999. Following the merger the business to be conducted by First American was the business conducted by MangoSoft Corporation prior to the merger. In conjunction with the merger, First American , which is the legal acquirer and surviving legal entity, changed its name to MangoSoft, Inc. ("MangoSoft, Inc.").

         Immediately after the Merger, the former common and preferred stockholders of MangoSoft Corporation held 6,008,998 shares of the Company's common stock, while the former common stockholders of First American held 1,575,000 shares of the Company's common stock. In addition, the 12% Senior Secured Convertible Notes (the "12% convertible notes") in the aggregate of $6,000,000 held by creditors of MangoSoft Corporation were converted into an aggregate of 9,000,000 shares of the Company's common stock.

         At the time of the merger, the common shares issued to the former stockholders of MangoSoft Corporation represented a majority of the Company's common sttock, enabling them to retain voting and operating control of the Company. The merger transaction has been accounted for under the purchase method of accounting and was treated as a reverse acquisition as the shareholders of MangoSoft Corporation received the larger portion of the voting interests in the combined enterprise. Therefore, for accounting purposes, MangoSoft Corporation is deemed to have acquired First American. Estimated costs of the merger were $276,173, which have been reflected as a reduction to additional paid-in capital. In addition, the Company issued 300,000 shares of common stock in lieu of investment banking fees.

         Since the accounting applied differs from the legal form of the merger, the Company's financial information for periods prior to the merger represent the financial results of MangoSoft Corporation.

           Pro Forma Disclosure (Unaudited) - The following table represents the unaudited pro forma results of operations for the years ended December 31, 1999 and 1998 assuming the merger had occurred on January 1, 1998, the beginning of the earliest period presented in the accompanying Consolidated Statements of Operations. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the merger occurred at that date or of results which may occur in the future.

                                                        (Unaudited)
                                                   Year Ended December 31,
                                                   -----------------------
                                                    1999            1998
                                                    ----            ----
Revenue ....................................   $     37,207    $    245,406
Loss from operations .......................    (27,801,521)    (13,133,180)
Net loss ...................................    (33,008,354)    (13,101,389)
Net loss applicable to common stockholders .    (33,008,354)    (13,101,389)

Net loss per common share ..................   $      (1.90)   $      (1.55)
Shares used in computing net loss per common
       Share ...............................     17,385,425       8,428,664

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - As described in Note 2, the Company completed a merger on September 7, 1999 that has been accounted for as a reverse acquisition. Accordingly, the Company's consolidated financial statements for periods prior to September 7, 1999 represent those of MangoSoft Corporation, which is considered to be the acquirer for accounting purposes. The consolidated financial statements for periods subsequent to September 7, 1999 include the accounts of the Company and its wholly owned subsidiary after the elimination of all significant intercompany balances.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Actual results could differ from those estimates.

         Fair Value of Financial Instruments - The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, notes payable and short-term debt are carried at cost which approximates their fair value because of the short-term maturity of these financial instruments.

         Cash and Equivalents - Cash and equivalents include cash on hand, cash deposited with banks and highly liquid debt securities with remaining maturities of ninety days or less when purchased.

         Inventory - Inventory is stated at lower of cost or market using the first-in, first-out method. Inventory consists of costs associated with printing and packaging of software.

         Property and Equipment - Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives (one to five years) of the related assets. The Company periodically evaluates the recoverability of its long-lived assets based on the expected undiscounted cash flows and recognizes impairments, if any, based on discounted cash flows.

         Revenue Recognition - Revenue is recognized when earned. The Company sells its products primarily through distributors, wherein the revenue is recognized upon resale of the products by the distributor. Revenue from products licensed to original equipment manufacturers ("OEMs") is recognized when OEMs ship the licensed products. Provisions are recorded for estimated product returns and allowances.

         Software Development Costs - Costs incurred prior to technological feasibility of the Company's software products are expensed as research and development costs. Certain costs incurred after technological feasibility has been established are capitalized. In 1999 and 1998, no such costs were capitalized.

         Stock-Based Compensation - The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation".

         Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

         Income Taxes - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This Statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities, using enacted tax rates presently in effect. Valuation allowances are established when necessary to reduce the deferred tax assets to those amounts expected to be realized.

         Net Loss Per Common Share - The Company computes basic and diluted earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.

         Basic and diluted loss per common share are the same for all periods presented, as potentially dilutive stock options of 3,150,428 in 1999 and 1,994,737 in 1998 have not been included in the calculation as their effect is antidilutive.

         Comprehensive Income - Comprehensive income (loss) was equal to net income (loss) for each year.

         Future Adoption of Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for periods beginning after June 15, 2000. The Company is currently evaluating the effect, if any, SFAS No. 133 will have on the Company's financial position and its results of operations. The Company will adopt this accounting standard on January 1, 2001, as required.

         Reclassifications - Certain reclassifications have been made to the 1998 and cumulative since inception amounts to conform to the 1999 presentation.

         Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the years ended December 31, 1999 and 1998, and cumulative for the period from June 15, 1995 (inception) to December 31, 1999:

                                                                                                                 Cumulative
                                                                                                                    From
                                                                                                              June 15, 1995
                                                                                   Year Ended December 31,    (Inception) To
                                                                                   -----------------------      December 31,
                                                                                       1999          1998           1999
                                                                                       ----          ----           ----

           Cash paid during the period for interest ............................   $    18,964   $    69,233   $    87,927

          Non-Cash Financing Activities
           Stock-based compensation ............................................   $20,734,695   $      --     $20,734,695
           Merger-related transactions:
               Conversion of redeemable convertible preferred stock into common
               stock ...........................................................    33,818,617          --      33,818,617
               Conversion of convertible preferred stock into common stock .....        30,000          --          30,000
               Conversion of 12% convertible notes into common stock............     6,000,000          --       6,000,000
               Beneficial conversion feature on conversion of 12%
                   convertible notes ...........................................     4,860,000          --       4,860,000
               Conversion of accrued interest payable into common stock ........       377,409          --         377,409
               Common stock issued in lieu of investment banking fees...........           300          --             300
            Accretion of redeemable convertible preferred stock ................     1,884,923     2,634,482     6,604,024
            Issuance of note to finance prepaid insurance premium ..............       136,088          --         136,088
            Conversion of accounts payable into common stock ...................         --           90,000        90,000


4. PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1999 and 1998 consists of the following:

                                          December 31,
                                        -----------------
                                        1999         1998
                                        ----         ----

Computer equipment ...............   $1,571,277   $1,529,654
Furniture and fixtures ...........      309,302      309,302
Leasehold improvements ...........      198,052      198,052
                                     ----------   ----------
       Total .....................    2,078,631    2,037,008
Accumulated depreciation .........   (1,930,742)  (1,830,744)
                                     ----------   ----------
      Property and equipment - net   $  147,889   $  206,264
                                     ==========   ==========

5. SHORT-TERM DEBT

         Short-term debt consisted of the following at:

                                                      December 31,
                                                      ------------
                                                  1999               1998
                                                  ----               ----
 Demand notes payable to related parties...    $ 232,500         $ 2,000,000
 Note payable to insurance company.........       92,904                 --
 Equipment term loan due to bank...........           --             750,000
                                               ---------         -----------
       Total...............................    $ 325,404         $ 2,750,000
                                               =========         ===========

         In December 1999, the Company entered into a financing arrangement with two stockholders to provide $232,500 of interim financing through the issuance of demand notes. The notes are unsecured, bear interest at an annual rate of 8%, and are senior to all other obligations of the Company. In October 1998, the Company entered into similar arrangements with these same two stockholders to provide $2,000,000 of interim financing.

         In September 1999, the Company executed a note payable to an insurance company to finance an insurance premium. The $92,904 balance at December 31, 1999 is due in six monthly installments of approximately $15,661, including interest at an annual rate of 8.5%, with a final maturity on June 3, 2000.

         In August 1999, the Company entered into a financing arrangement with two additional stockholders to provide $400,000 of interim financing in advance of the merger. The notes were unsecured, carried interest at an annual rate of 9%, and automatically converted into common stock at $1.25 per share in conjunction with the merger on September 7, 1999.

         In February 1999, the Company issued $4,000,000 in 12% convertible notes, which included $2,000,000 from conversion of the demand notes issued to the two stockholders in 1998. Subsequent to the February 1999 issuance, the two stockholders purchased an additional $2,000,000 in 12% convertible notes to enable the Company to meet its financing needs. The 12% convertible notes were secured by substantially all of the Company's assets, and were convertible into common stock at the option of the holder at $3.50 per common share, or at 75% of the lowest cash price paid in any equity offering during the period the 12% convertible notes were outstanding. The total $6,000,000 in 12% convertible notes plus the related accrued interest of $377,409 was converted into MangoSoft, Inc. common stock at a value of $.71 per share in connection with the merger.

         The 12% convertible notes contained a beneficial conversion feature which allowed their conversion into common stock at less than the fair market value of the common stock. In conjunction with the merger, the 12% convertible notes were converted at a value of $.71 per share (including accrued interest) , or $.54 below the fair market value of the common stock. In accordance with EITF Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the difference of $4,860,000 was recognized as a beneficial conversion feature through a charge to interest expense and a credit to additional paid-in capital.

         Upon conversion of the 12% convertible notes, the accrued interest expense was no longer payable and was credited to additional paid-in capital.

         On May 28, 1998, the Company entered into a $1,250,000 financing agreement with a bank. The financing consisted of a $750,000 equipment term loan and a $500,000 revolving loan. Advances against the revolving loan were based on a percentage of eligible accounts receivable. Interest was charged at the bank's prime rate plus 1/2% (8.25% at December 31, 1998). Borrowings were collateralized by substantially all of the Company's assets. The financing agreement contained financial and non-financial covenants including a prohibition on further indebtedness. The Company was not in compliance with its financial covenants as of December 31, 1998. Using proceeds received from the issuance of the Notes in February 1999, the Company repaid the $750,000 of outstanding borrowings, plus the related accrued interest, and the bank agreement was terminated.

6. INCOME TAXES

         The Company has federal and state tax net operating loss carryforwards available for future periods of approximately $42,000,000. The federal tax net operating loss carryforwards expire beginning in 2010, and state tax net operating loss carryforwards expire beginning in 2000. As a result of the changes in the ownership of the Company, there may be limitations on the amounts of net operating loss carryforwards that may be utilized in any one year. The Company also has research and development credits for federal and state tax purposes of approximately $1,023,000 and $756,000, respectively, which expire beginning in 2011.

         The tax effect of significant items comprising the Company's deferred tax assets at December 31, 1999 and 1998 are as follows:

                                           1999             1998
                                           ----             ----
Deferred tax assets:
    Net operating loss carryforwards   $ 16,896,000    $ 13,849,000
    Stock-based compensation .......      3,514,000            --
    Research and development credits      1,779,000       1,442,000
    Depreciation and amortization ..        241,000         316,000
    Organization costs and software          65,000         103,000
    Accrued vacation ...............         35,000          46,000
    Allowance for doubtful accounts          35,000          29,000
                                       ------------    ------------
                                         22,565,000      15,785,000
   Valuation allowance .............    (22,565,000)    (15,785,000)
                                       ------------    ------------
         Net deferred tax assets ...   $         --    $         --
                                       ============    ============

         The Company believes that uncertainty exists with respect to future realization of the deferred tax assets and has established a valuation allowance for the full amount as of December 31, 1999 and 1998.

         A reconciliation between the amount of income tax determined by applying the applicable U.S. statutory tax rate to the pre-tax loss is as follows:

                                                    1999    1998
                                                    ----    ----

Federal statutory rate ..........................   (34)%   (34)%
State tax, net of federal impact ................    (6)     (6)
Non-deductible stock-based compensation .........    21     --
Provision for valuation allowance on deferred tax    19      40
  assets ........................................   ---     ---
                                                     --%     --%
                                                    ===     ===

7.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

         At December 31, 1998, the Company had 1,500,000 authorized, issued and outstanding shares of Series C Redeemable Convertible Preferred Stock, $.01 par value (the "Series C Preferred Stock") with a liquidation preference of $9 million; 1,000,000 authorized, 799,751 issued and outstanding shares of Series D Convertible Preferred Stock, $.01 par value (the "Series D Preferred Stock") with a liquidation preference of $6.4 million; and 1,450,000 authorized, issued and outstanding shares of Series E Convertible Preferred Stock, $.01 par value (the "Series E Preferred Stock") with a liquidation preference of $13.1 million (collectively, the "Redeemable Preferred Stock").

         Holders of the Redeemable Preferred Stock had the right and option to convert the preferred shares, at any time, into shares of common stock. Each share of Redeemable Preferred Stock would initially convert into one share of common stock. The conversion rate was adjusted for stock splits, combinations, stock dividends and distributions. The Redeemable Preferred Stock had voting rights equal to the number of shares of common stock into which it was convertible. Under certain events, including a public offering of the common stock or approval by a certain percentage of each class of the holders, the Redeemable Preferred Stock would automatically convert into common stock at the applicable conversion rate.

         In addition, the holders of the Redeemable Preferred Stock were entitled to receive preference to the holders of the common stock in the event of liquidation. On June 15, 2001, the Company may have been required, at the option of the holders of a majority of the then outstanding Series C, Series D and Series E Preferred Stock, to redeem 33 1/3% of the outstanding shares of the Series C, Series D and Series E Preferred Stock, and 50% and 100% of all outstanding shares on the first and second anniversaries from June 15, 2001, respectively. The Company recorded accretion on the Redeemable Preferred Stock of $1,884,923, $2,634,482 and $6,604,024 in 1999, 1998 and cumulative for the period from June 15 (inception) to December 31, 1999, respectively.

         In connection with the merger in September 1999, as described in Note 2, all shares of the Redeemable Preferred Stock were converted into common stock.

8.   STOCKHOLDERS' EQUITY (DEFICIENCY)

     MangoSoft, Inc.
         Common stock - At December 31, 1999, the Company had authorized 100,000,000 shares of common stock, $.001 par value per share, of which 19,924,127 were issued and outstanding. Of the total authorized common stock, 3,500,000 shares are reserved for issuance pursuant to the Company's 1999 Incentive Compensation Plan.

         Preferred stock - At December 31, 1999, the Company had authorized 5,000,000 shares of preferred stock, $.001 par value per share, of which no shares were issued and outstanding.

     MangoSoft Corporation
         Convertible Preferred Stock - At December 31, 1998, MangoSoft Corporation had 2,250,000 authorized, issued and outstanding shares of Series A Convertible Preferred Stock, $.01 par value (the "Series A Preferred Stock") with a liquidation preference of $1,500,000; and 750,002 authorized, issued and outstanding shares of Series B Convertible Preferred Stock, $.01 par value (the "Series B Preferred Stock") with a liquidation preference of $2,001,075 (collectively, the "Convertible Preferred Stock").

         Holders of the Convertible Preferred Stock had the right and option to convert the preferred shares, at any time, into shares of common stock. Each share of Convertible Preferred Stock would initially convert into one share of common stock. The conversion rate was adjusted for stock splits, combinations, stock dividends and distributions. The Convertible Preferred Stock had voting rights equal to the number of shares of common stock into which it was convertible, and a preference over the holders of the common stock in the event of liquidation. In the event of a public offering of the common stock or upon written notice of at least 51% of all the then outstanding shares, the Series A Preferred Stock and Series B Preferred Stock would automatically convert into common stock at the applicable conversion rate.

         Common Stock - At December 31, 1998, MangoSoft Corporation had authorized 25,000,000 shares of $.001 par value common stock of which 761,250 shares were issued and outstanding; 2,250,000 shares were reserved for issuance upon conversion of the Series A Preferred Stock; 750,002 shares were reserved for issuance upon conversion of the Series B Preferred Stock; 1,500,000 shares were reserved for issuance upon conversion of the Series C Preferred Stock; 799,751 shares were reserved for issuance upon conversion of the Series D Preferred Stock; 1,450,000 shares were reserved for issuance upon conversion of the Series E Preferred Stock; 180,000 shares were reserved for issuance upon exercise of outstanding common stock warrants; and 2,000,000 shares were reserved for issuance pursuant to the 1995 Stock Plan.

         In connection with the merger in September 1999, as described in Note 2, all shares of MangoSoft Corporation common stock and Convertible Preferred Stock were converted into common stock of MangoSoft,

     Inc. In addition, all outstanding options and warrants to purchase MangoSoft Corporation common stock were terminated and new options to purchase MangoSoft, Inc. common stock were issued in their place.

9.   STOCK OPTION PLAN

         In connection with the merger, Mangosoft Corporation's 1995 Stock Option Plan was terminated and the Company adopted the 1999 Incentive Compensation Plan (the "Plan"). As amended, the Plan provides for the issuance of up to 3,500,000 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant.

         As discussed in Note 3, the Company accounts for stock options granted to employees in accordance with APB No. 25. In connection with the merger, outstanding employee options of MangoSoft Corporation were cancelled and replaced with options to purchase shares of MangoSoft, Inc. The new options were granted at fair market value at the date of grant ($1.25) and contained the same vesting provisions as the options replaced. In addition, the new options include stock appreciation rights ("SARs") that permit the employee to receive the appreciation in shares of common stock in lieu of exercising the option.

         Under APB No.25, SARs are accounted for as a variable plan and compensation expense is measured at each reporting date based on the difference between the exercise price and the market price of the common stock. For unvested options, compensation expense is recognized over the vesting period; for vested options, compensation expense is adjusted up or down at each reporting date based on changes in the market price of the common stock.

         At December 31, 1999, compensation related to the SARs totaled $23,552,721 based on the market price of $9.75 at that date compared to the fair market value at the dates of grant. Because a substantial portion of the options are vested, the charge to expense in the fourth quarter of 1999 was $20,572,378. The balance of $2,980,343 relates to unvested options and will be charged to expense over the vesting period. Based on the number of vested options at December 31, 1999, a $1 increase in the market price of the Company's common stock results in the immediate recognition of compensation expense of approximately $2,200,000.

         In connection with the merger, the Company granted 405,590 options to non-employees. The options were fully vested at the date of grant and the Company recorded an expense of $162,317 related to these grants. The fair value of the stock options awarded to non-employees on the grant date was $.40 per share, calculated using the Black-Scholes option pricing model , with a risk-free interest rate of 6.0%, an expected option life of two years, no dividends and a volatility of 50%.

         The following table sets forth information regarding the outstanding stock options at December 31, 1999:

                                                                                                     Weighted
                                                                                                      Average
                                                                                   Number of         Price of
      Exercise        Number of      Weighted Average     Weighted Average     Shares Currently      Currently
       Prices           Shares        Exercise Price       Remaining Life         Exercisable       Exercisable
       ------           ------        --------------       --------------         -----------       -----------
       $  1.25          3,121,425         $  1.25             10 Years              2,615,633         $  1.25
          3.00             29,003            3.00             10 Years                  7,243            3.00
                        ---------                                                   ---------
                        3,150,428                                                   2,622,876
                        =========                                                   =========

         The following table sets forth the stock option activity for the years ended December 31, 1999 and 1998 (including options granted under the predecessor 1995 Stock Option Plan):

                                                  Weighted
                                                   Average
                                    Number of      Exercise
                                      Shares        Price
                                      ------        -----

Outstanding at January 1, 1998 ...   1,128,561    $   2.50
      Granted ....................   1,300,081        3.55
      Cancelled ..................    (433,905)       3.23
      Exercised ..................          --          --
                                    ----------    --------

Outstanding at December 31, 1998..   1,994,737        3.02
      Granted ....................   3,235,993        1.27
      Cancelled ..................  (2,040,173)       2.98
      Exercised ..................     (40,129)       1.25
                                    ----------    --------

 Outstanding at December 31, 1999.   3,150,428    $   1.27
                                    ==========    ========

 Exercisable at December 31, 1999.   2,622,876    $   1.25
                                    ==========    ========

 Exercisable at December 31, 1998.     379,565    $   1.74
                                    ==========    ========

         Pro Forma Disclosure - As discussed in Note 3, the Company uses the intrinsic value method to measure compensation expense associated with grants of employee stock options. SFAS No. 123 requires the disclosure of pro forma information as if the Company adopted the fair value method for grants or awards made to employees. For purposes of the pro forma disclosures, the fair value of options on their grant date was measured using the Black-Scholes option pricing model with the following weighted average assumptions: an expected life of two years; a risk-free interest rate of 6.0%; no dividends; and a volatility factor of 50%. Forfeitures are recognized as they occur.

         Under SFAS No. 123, the options granted in 1999 and 1998 had a weighted average grant date fair value of $.41 and $1.13, respectively. If the grant date fair values of the awards had been amortized to expense over the vesting period of the awards, the pro forma net loss and net loss per share would have been as follows:

                                         1999              1998
                                         ----              ----

Net loss as reported ..........   $  (33,021,645)   $  (13,073,913)
Pro forma net loss ............      (33,959,725)      (13,393,559)
Net loss per share as reported.            (5.44)          (115.19)
Pro forma net loss per share ..            (5.59)          (117.54)

10.  RETIREMENT SAVINGS PLAN

         The Company has a 401(K) retirement savings plan covering substantially all of its employees. Under provisions of the plan, employees may contribute up to 15% of their compensation within certain limitations. The Company may, at the discretion of the Board of Directors, make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company did not make any contribution in 1999 and 1998.

11. COMMITMENTS AND CONTINGENCIES

         The Company has a noncancelable operating lease for office space, which expires in 2001. The Company also leases various office equipment under cancelable operating leases. Total rent expense was approximately $549,000 and $632,000 for the years ended December 31, 1999 and 1998, respectively. Future minimum rental payments under the noncancelable office space lease are $511,268 in 2000 and $340,845 in 2001.

         The Company has been, and expects to continue to be, subject to legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position, results of operations or its cash flows.

12. TRANSACTIONS WITH STOCKHOLDERS

         Demand Notes Payable - As discussed in Note 5, the Company received $2,000,000 of interim financing from two stockholders in 1998 in the form of demand notes with interest at an annual rate of 8%. The demand notes were converted into 12% convertible notes in February 1999. Subsequent thereto, the Company received an additional $2,000,000 in financing from these two stockholders in the form of the 12% convertible notes. In conjunction with the merger in September 1999, the 12% convertible notes were converted into MangoSoft, Inc. common stock. In December 1999, the two stockholders provided an additional $232,500 of interim financing under demand notes with terms similar to those in 1998.

         Other Stockholder Loans - As discussed in Note 5, the Company received $400,000 in interim financing from two additional stockholders in advance of the merger. The loans automatically converted into common stock in conjunction with the merger.

         Repurchase of Common Stock - In connection with the merger in 1999, MangoSoft Corporation agreed to repurchase 200,000 shares of common stock from one of its former executives for $100,000.

         Administrative Services - During 1999 and 1998, a stockholder provided administrative assistance to the Company. Amounts expensed and accrued for such services were $64,888 in 1999 and $647,795 in 1998, which are reflected as accrued liabilities in the accompanying Consolidated Balance Sheets.

13. GEOGRAPHIC SALES INFORMATION AND MAJOR CUSTOMERS

         The Company's sales in Japan and North America were 67% and 33% in 1999, respectively, and 85% and 15% in 1998, respectively. One customer accounted for 67% of the 1999 sales and another customer accounted for 85% of the 1998 sales.

14. SUBSEQUENT EVENTS

         Common and Series A Convertible Preferred Stock

         Subsequent to December 31, 1999 , the Company completed the sale of 2.5 million shares of a new issuance of Convertible Preferred Stock, Series A, (the "Preferred Stock") to accredited investors at $4.00 per share. The Preferred Stock is convertible into common stock (initially at a ratio of one to one) and has a liquidation preference of $10 million. The Preferred Stock will automatically convert to common stock upon the subsequent sale of an additional $10 million of the Company's securities.

         In accordance with Emerging Issues Task Force Abstract No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the proceeds from the Series A financing will be allocated between the conversion feature and the preferred stock; because the fair value of the common stock was significantly in excess of the conversion price implicit in the Series A stock, the entire amount of net proceeds will be allocated to the conversion feature. Because the preferred stock is immediately convertible into common stock, an immediate dividend or accretion will be recorded from common stockholders' equity to the carrying value of the Series A preferred stock.

         Subsequent to December 31, 1999, the Company sold 4.0 million shares of common stock to accredited investors at $5.00 per share. Upon completion of the sale of common stock, the Preferred Stock will automatically convert, in accordance with its terms, into 2.5 million shares of common stock. The $29.4 million in proceeds from the sale of the common stock and Preferred Stock will be used for research and development, marketing and general working capital or such other purposes as the Company may determine from time to time in its discretion.

                                     *******

                                  EXHIBIT INDEX



EXHIBIT              DESCRIPTION
-------              ------------

    11               Computation of Net Loss Per Common Share
    21               Subsidiary of the Registrant
    27               Financial Data Schedules