Form 10QSB
period 2000-03-31
MANGOSOFT INC
filed 2000-05-15
CIK 947969

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ___________

                                   FORM 10-QSB


           [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Transition Period From _____ To _____

                        Commission File Number: 33-93994

                                 MANGOSOFT, INC.
             (Exact name of registrant as specified in its charter)

                 Nevada                                       87-0543565
                 ------                                       ----------
     (State or other jurisdiction of                    (IRS Employer ID. No.)
      incorporation or organization)

     1500 West Park Drive, Suite 190                            01581
             Westborough, MA                                    -----
             ---------------                                  (Zip code)
 (Address of principal executive offices)

Registrant's telephone number, including area code:   (508) 871-7397


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes    No X
            ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock                                     21,559,127 Shares
    $.001 Par Value                             (Outstanding on March 31, 2000)

                         MANGOSOFT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-QSB



PART I.   FINANCIAL INFORMATION

ITEM 1--Financial Statements:
          Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2000
              and 1999 and Cumulative For The Period From June 15, 1995 (Inception) to March 31, 2000.................   3
          Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999............................   4
          Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000
                and 1999 and Cumulative For The Period From June 15, 1995 (Inception) to March 31, 2000...............   5
          Notes to Condensed Consolidated Financial Statements........................................................   6

ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations.........................  10


PART II.   OTHER INFORMATION

ITEM 1--Legal Proceedings.............................................................................................. 16

ITEM 2--Changes in Securities and Use of Proceeds...................................................................... 16

ITEM 3--Defaults Upon Securities....................................................................................... 17

ITEM 4--Submission of Matters to a Vote of Security Holders............................................................ 17

ITEM 5--Other Information.............................................................................................. 17

ITEM 6--Exhibits and Reports on Form 8-K............................................................................... 17

Signatures............................................................................................................. 18

Exhibit Index.......................................................................................................... 19


                          PART I. FINANCIAL INFORMATION

                         MANGOSOFT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                CUMULATIVE FROM
                                                           THREE MONTHS ENDED MARCH 31,          JUNE 15, 1995
                                                           ----------------------------          (INCEPTION) TO
                                                            2000                 1999            MARCH 31, 2000
                                                           ------               ------          ----------------
Revenues............................................     $    1,335           $      --            $  283,948
Cost of revenues....................................             --                 275                91,892
                                                      --------------       -------------        --------------
          Gross margin..............................          1,335                (275)              192,056

Costs and expenses:

  Research and development (excluding stock-based
    compensation of $11,119,266 in 2000 and
    $21,205,188 cumulative from June 15, 1995
    (Inception) to March 31, 2000...................      1,141,781           1,177,272            24,127,252

  Selling and marketing (excluding stock-based
    compensation of $1,480,859 in 2000 and
    $2,784,192 cumulative from June 15, 1995
    (Inception) to March 31, 2000...................        271,933              18,004             9,784,637

  General and administrative (excluding stock-
    based compensation of $9,565,884 in 2000 and
    $18,911,324 cumulative from June 15, 1995
    (Inception) to March 31, 2000...................        666,670             611,028            11,231,631

  Stock-based compensation..........................     22,166,009                  --            42,900,704
  Consulting fees to related parties................             --               7,582               712,683
                                                      --------------       -------------        --------------
          Total operating costs and expenses........     24,246,393           1,813,886            88,756,907
                                                      --------------       -------------        --------------
Loss from operations................................    (24,245,058)         (1,814,161)          (88,564,851)
Interest income.....................................         13,225               2,749               591,843
Interest expense to related parties (including
    $3,027,375 related to a beneficial conversion
    feature in cumulative from June 15,  1995
    (Inception) to March 31, 2000)..................         (9,783)            (68,391)           (3,295,377)
Other interest expense (including $1,832,625
    related to a beneficial conversion feature in
    cumulative from June 15, 1995 (Inception)
    to March 31, 2000)..............................             --             (17,700)           (2,012,296)
                                                      --------------       -------------        --------------
          Total interest expense....................         (9,783)            (86,091)           (5,307,673)
Other income (expense), net.........................         (1,467)                781               (74,214)
                                                      --------------       -------------        --------------
Net loss............................................    (24,243,083)         (1,896,722)          (93,354,895)
Accretion of preferred stock........................     (9,627,147)           (706,846)          (16,231,171)
                                                      --------------       -------------        --------------
Net loss applicable to common stockholders..........  $ (33,870,230)       $ (2,603,568)        $(109,586,066)
                                                      ==============       =============        ==============
Net loss per common share - basic and diluted         $       (1.68)       $     (19.01)
                                                      ==============       =============
Shares used in computing basic and diluted
   net loss per common share........................    20,130,349              136,949
                                                      ==============       =============


            See Notes to Condensed Consolidated Financial Statements.

                                      MANGOSOFT, INC. AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)

                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (UNAUDITED)


                                                                  MARCH 31, 2000        DECEMBER 31, 1999
                                                                  --------------        -----------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents...............................     $  14,491,646             $      29,959
     Accounts receivable.....................................               270                      --
     Prepaid insurance.......................................            93,754                   120,968
       Other prepaid expenses and current assets.............            12,948                     7,187
                                                                  --------------            -------------
          Total current assets...............................        14,598,618                   158,114

PROPERTY AND EQUIPMENT, at cost..............................         2,251,713                 2,078,631
Accumulated depreciation.....................................        (1,989,846)               (1,930,742)
                                                                  --------------            -------------
        Property and equipment, net..........................           261,867                   147,889

DEPOSITS AND OTHER ASSETS....................................             5,943                     5,943
                                                                  --------------            -------------
     TOTAL...................................................     $  14,866,428             $     311,946
                                                                  ==============            =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Demand notes payable to related parties.................     $         --              $     232,500
     Other short-term debt...................................            55,704                    92,904
     Accounts payable, including past due amounts............         1,710,079                 1,558,988
     Accrued payroll.........................................           176,293                   192,191
     Other accrued expenses..................................            57,273                   414,734
     Accrued expenses to related parties.....................               --                    712,683
     Accrued merger costs....................................               --                     77,893
                                                                  --------------            -------------
          Total current liabilities..........................         1,999,349                 3,281,893

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
     Convertible preferred stock, Series A...................             2,500                      --
     Common stock............................................            21,559                    19,924
     Additional paid-in capital..............................       113,443,856                72,185,728
     Deferred compensation...................................        (4,162,497)               (2,980,343)
     Deficit accumulated during the development stage..             (96,438,339)              (72,195,256)
                                                                  --------------            -------------
          Total stockholders' equity  (deficiency)...........        12,867,079                (2,969,947)
                                                                  --------------            -------------
     TOTAL...................................................      $ 14,866,428                $  311,946
                                                                  ==============            =============



            See Notes to Condensed Consolidated Financial Statements.

                         MANGOSOFT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                  CUMULATIVE FROM
                                                                                 THREE MONTHS ENDED MARCH 31,      JUNE 15, 1995
                                                                                 ----------------------------      (INCEPTION) TO
                                                                                     2000            1999          MARCH 31, 2000
                                                                                    ------          ------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.......................................................................  $ (24,243,083)  $ (1,896,722)     $(93,354,895)

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization..............................................         59,104         26,128         2,110,670
    Stock-based compensation...................................................     22,166,009           --          42,900,704
    Beneficial conversion feature of 12% convertible notes.....................           --             --           4,860,000
    Accrued interest converted into paid-in capital in connection
        with  the conversion of the 12% convertible notes......................           --             --             377,409
    Loss on disposal of equipment..............................................           --             --              71,942
    Change in assets and liabilities:
        Accounts receivable ...................................................           (270)         9,458              (270)
        Inventory..............................................................           --              275              --
        Prepaid insurance and other current assets.............................         21,453        (17,845)           29,386
        Deposits and other assets..............................................           --             --              (5,943)
        Accounts payable.......................................................        151,091         (5,552)        1,710,079
        Accrued payroll........................................................        (15,898)       (14,419)          176,293
        Other accrued expenses.................................................       (357,461)       275,665            57,289
        Accrued expenses to related parties....................................       (712,683)         7,582              --
        Deferred revenue.......................................................           --          (19,160)             --
                                                                                   ------------     ----------      ------------
               Total adjustments...............................................     21,311,345        262,132        52,287,559
                                                                                   ------------     ----------      ------------
               Net cash used in operating activities...........................     (2,931,738)    (1,634,590)      (41,067,336)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Expenditures for property and equipment....................................       (173,082)           --         (2,457,228)
    Payment of merger costs....................................................        (77,893)           --           (276,173)
    Proceeds from sale of fixed assets.........................................           --              --             12,749
                                                                                   ------------     ----------      ------------
            Net cash used in investing activities..............................       (250,975)           --         (2,720,652)
                                                                                   ------------     ----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common and preferred stock...................     17,914,100            --         52,460,018
    Proceeds from issuance of notes to related parties.........................           --          250,000         4,232,500
    Repayments of notes to related parties.....................................       (232,500)           --           (232,500)
    Proceeds from other debt financings........................................           --        2,000,000         2,750,000
    Repayments of other debt financings........................................        (37,200)      (750,000)         (830,384)
    Purchase of common stock from related party................................           --              --           (100,000)
                                                                                   ------------     ----------      ------------
               Net cash provided from financing activities.....................     17,644,400      1,500,000        58,279,634
                                                                                   ------------     ----------      ------------

NET INCREASE (DECREASE)  IN CASH AND EQUIVALENTS...............................     14,461,687       (134,590)       14,491,646

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................................         29,959        232,637              --
                                                                                   ------------     ----------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......................................    $ 14,491,646     $  98,047       $ 14,491,646
                                                                                   ============     ==========      ============


            See Notes to Condensed Consolidated Financial Statements.

                         MANGOSOFT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   NATURE OF BUSINESS

         MangoSoft, Inc. and subsidiary (a development stage company) ("the Company") develops advanced software technology to simplify, expand and integrate networking and pooled use of computer resources. The Company organizes itself as one segment reporting to the chief operating decision-maker.

          The Company is considered to be a development stage company since it has not generated significant revenues from products that have been developed-to-date. The Company is subject to a number of risks similar to those of other companies in an early stage of development. Principal among these risks are dependencies on key individuals, competition from other substitute products and larger companies, the successful development and marketing of its products and the need to obtain adequate additional financing necessary to fund future operations.

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the three months ended March 31, 2000 and 1999, and cumulative for the period from June 15, 1995 (inception) to March 31, 2000, the Company incurred net losses of $24,243,083, $1,896,722 and $93,354,895, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Based upon the raising of approximately $31.2 million in proceeds from the sale of common stock and Convertible Preferred Stock, Series A, subsequent to December 31, 1999 (see Note 3), management believes that the Company will have sufficient capital to fund its existing operations for the next twelve (12) months.

         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing and ultimately to attain profitability.

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The Company, without audit, has prepared the accompanying condensed consolidated financial statements. In the opinion of management, these unaudited interim condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management are of a normal recurring nature, necessary to fairly state MangoSoft, Inc. and subsidiary's financial position, cash flows and the results of operations for the periods presented and have been prepared on a basis substantially consistent with the audited financial statements at December 31,1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for annual periods have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's
     Form 10-KSB for the year ended December 31, 1999.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after the elimination of all significant intercompany balances.

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

         Property and Equipment - Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives (one to five years) of the related assets. The Company periodically evaluates the recoverability of its long-lived assets based on the expected undiscounted cash flows and recognizes impairments, if any, based on the discounted cash flows.

         Revenue Recognition - Revenue is recognized when earned. The Company sells its products primarily through distributors wherein the revenue is recognized upon resale of the products by the distributor. Revenue from products licensed to original equipment manufacturers ("OEMs") is recognized when OEMs ship the licensed products. Provisions are recorded for estimated product returns and allowances.

         Software Development Costs - Costs incurred prior to technological feasibility of the Company's software products are expensed as research and development costs. Certain costs incurred after technological feasibility has been established are capitalized. In 2000 and 1999, no such costs were capitalized.

         Stock-Based Compensation - The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" , and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation".

         Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction with Selling, Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

         Income Taxes - The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities, using enacted tax rates presently in effect. Valuation allowances are established when necessary to reduce the deferred tax assets to those amounts expected to be realized.

         Net Loss Per Common Share - Basic earnings per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.

         Basic and diluted loss per common share are the same for all periods presented, as potentially dilutive stock options of 3,368,428 in 2000 and 1,994,737 in 1999 have not been included in the calculation as their effect is antidilutive.

         Comprehensive Income - Comprehensive income (loss) is equal to net income (loss) for the three months ended March 31, 2000 and 1999.

         Future Adoption of Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for periods beginning after June 15, 2000. The Company is currently evaluating the effect, if any, SFAS No. 133 will have on the Company's financial position and results of operations. The Company will adopt this accounting standard on January 1, 2001, as required.

         Reclassifications - Certain reclassifications have been made to the 1999 and cumulative since inception amounts to conform to the 2000 presentation.

         Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the three months ended March 31, 2000 and 1999, and cumulative for the period from June 15, 1995 (inception) to March 31, 2000:

                                                                                             Three Months Ended
                                                                                                 March 31,              Cumulative
                                                                                            --------------------          Since
                                                                                              2000        1999          Inception
                                                                                              ----        ----          ---------
         Supplemental Cash Flow Information
           Cash paid during the period for interest.....................................  $    9,783    $ 11,102       $    97,710

          Non Cash Financing Activities
            Accretion of preferred stock and warrants...................................   9,627,147     706,846        16,231,171
            Fair value of warrants issued in connection with the sale of the
               convertible preferred stock, Series A....................................     711,229        --             711,229
            Issuance costs of the convertible preferred stock, Series A.................     235,900        --             235,900
            Conversion of accounts payable into common stock............................     100,000                       190,000

3.   STOCKHOLDERS' EQUITY (DEFICIENCY)

         During February and March 2000, the Company sold 2.5 million shares of a new issuance of Convertible Preferred Stock, Series A, (the "Preferred Stock") to accredited investors at $4.00 per share. The Preferred Stock was convertible into common stock (initially at a ratio of one to one) and had a liquidation preference of $10 million. The Preferred Stock would automatically convert to common stock upon the subsequent sale of an additional $10 million of the Company's securities.

         In accordance with Emerging Issues Task Force Abstract No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the net proceeds from the Series A financing were allocated between the conversion feature and the preferred stock; because the fair value of the common stock was significantly in excess of the conversion price implicit in the Series A stock, the net proceeds was allocated to the conversion feature. Since the Preferred Stock was immediately convertible into common stock, an immediate dividend or accretion of $9,050,371 was recorded from common stockholders' equity to the carrying value of the Preferred Stock.

         In March 2000, the Company sold approximately 4.2 million shares of common stock to accredited investors at $5.00 per share. Upon completion of the sale of common stock, the Preferred Stock automatically converted, in accordance with its terms, into 2.5 million shares of common stock.

         The Company received $18.1 million from the sale of the common and Preferred Stock during the three months ended March 31, 2000 and $12.9 million in April 2000. In May 2000, the Company received $210,000 from the sale of an additional 52,500 shares of common stock at $4.00 per share. The $31.2 million in proceeds will be used for research and development, marketing and general working capital or such other purposes as the Company may determine from time to time in its discretion.

         Costs incurred in connection with the sale of the Preferred Stock were $947,129, including $711,229 representing the fair value of warrants issued to the placement agent to purchase 58,975 shares of the Preferred Stock at $4 per share. The fair value of the warrants was calculated using the Black-Scholes option pricing model, with a risk-free interest rate of 6%, an expected life of two years, no dividends and a volatility of 150%. Because the Preferred Stock was immediately convertible into common stock, an immediate dividend or accretion of $576,776, representing the difference between the quoted market price of the common stock and the exercise price of the warrants was recorded from common stockholders equity relating to the warrants.

4.   STOCK-BASED COMPENSATION

         As discussed in Note 2, the Company accounts for stock options granted to employees in accordance with APB No. 25. Under APB No. 25, stock options which include stock appreciation rights ("SARs") are accounted for as a variable plan and compensation expense is measured at each reporting date based on the difference between the option exercise price and the market price of the common stock. For unvested options, compensation expense is recognized over the vesting period; for vested options, compensation expense is adjusted up or down at each reporting date based on changes in the market price of the common stock.

         During the three months ended March 31, 2000, compensation related to the SARs totaled $23,075,810 based on the market price of $18.00 at that date compared to the fair market value at the dates of grant. Because a substantial portion of the options are vested, the charge to expense in the first quarter of 2000 was $22,166,009. The balance relates to unvested options and will be charged to expense over the vesting period. Based on the number of vested options at March 31, 2000, a $1 increase in the market price of the Company's common stock results in the immediate recognition of compensation expense of approximately $2,500,000.

5.   TRANSACTIONS WITH STOCKHOLDERS

         Demand Notes Payable - In March 2000, the Company repaid the $232,500 in demand notes payable to related parties, plus the related interest expense of $9,783 during the quarter.

         Administrative Services - During the three months ended March 31, 1999, a stockholder provided administrative assistance to the Company. Amounts expensed and accrued for such services in the three months ended March 31, 1999 were $7,582 in 1999 . No administrative services were provided in 2000.

         In March 2000, the Company repaid $712,683 in accrued expenses to related parties for administrative services provided to the Company during 1998 and 1999.

                                    ********

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains trend analysis and other forward-looking statements. Actual results could differ materially from those set forth in the forward-looking statements as a result of factors set forth elsewhere herein, including under "Risk Factors." This discussion should be read in conjunction with the accompanying consolidated financial statements for the periods specified and the associated notes. Further reference should be made to the Company's Form 8-K filed with the Securities and Exchange Commission on September 21, 1999 (as amended on October 27, 1999) and Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2000.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AND 1999

        Revenue was $1,335 in 2000 on sales of the CacheLink product. There was no revenue in 1999. A single customer, Ramp Networks, Inc., represented 20% of the revenue in 2000. No other customer represented 10% or more of revenue.

        Cost of revenues in 1999 represent the write-off of disk replication costs. In 2000, the products sold were delivered over the Internet and the Company incurred no disk replication costs.

     Operating expenses, excluding stock-based compensation costs, increased 14.7% to $2,080,384 in 2000 due primarily to development of the Company's reseller network. A summary of the operating expenses and the increases (decreases) is as follows:

                                                    Three Months Ended March 31,          Increase (Decrease)
                                                    ----------------------------          -------------------
                                                        2000             1999             $ Amount         %
                                                        ----             ----             --------        ---
         Research and development................. $  1,141,781      $ 1,177,272      $    (35,491)      (3.0)
         Selling and marketing....................      271,933           18,004           253,929     1410.4
         General and administrative...............      666,670          611,028            55,642        9.1
         Consulting fees paid to related party....           --            7,582            (7,582)     100.0
                                                   ------------      -----------      -------------    ------
                                                      2,080,384        1,813,886           266,498       14.7
         Stock-based compensation.................   22,166,009              --         22,166,009      100.0
                                                   ------------      -----------      -------------    ------
             Total................................ $ 24,246,393      $ 1,813,886      $ 22,432,507     1236.7
                                                   ============      ===========      =============    ======

        Stock-based compensation costs were $22,166,009 in 2000. Of this total, $11,119,266 related to research and development, $1,480,859 related to selling and marketing and $9,565,884 related to general and administrative activities. The stock-based compensation costs primarily represent the excess of the fair value of the Company's common stock over the exercise price of the variable stock option grants. There were no stock-based compensation costs in the three months ended March 31, 1999.

       The loss from operations increased from $1,896,722 in 1999 to $24,243,083 in 2000 primarily due to the stock-based compensation costs.

        Interest income increased from $2,749 in1999 to $13,225 in 2000 due to the $18.1 million received from the sale of the Convertible Preferred Stock, Series A and the common stock in February and March 2000.

       Interest expense decreased from $86,091 to $9,783 due to the conversion of the notes issued in 1998 and 1999 into common stock in conjunction with the merger.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company was formed in June 1995 and, since its formation, has raised approximately $60 million through March 31, 2000 through the placement of private debt and equity securities.

     In addition, the Company has, at times, depended upon bank debt, loans from stockholders and Directors and credit from suppliers to meet interim financing needs. Bank debt of $750,000, incurred to purchase capital equipment in 1998, was repaid using proceeds received from issuance of the 12% Senior Secondary Secured Convertible Notes (the "12% convertible notes") in 1999. Borrowing from stockholders and Directors have generally been refinanced with new debt instruments or converted to additional equity. At March 31, 2000, an additional $2.0 million in financing was provided through notes payable to an insurance company, accounts payable, accrued expenses and other trade credit, a significant portion of which was past due.

     The proceeds raised have been used in the development of the Company's current products with approximately $24.1 million invested in research and development and $9.8 million in sales and marketing, principally due to an earlier attempt to distribute its products through traditional retail software channels. The remaining proceeds have been used for working capital and general corporate purposes.

     To date, product sales have provided a minor source of liquidity. From inception through March 31, 2000, the Company generated $.3 million in sales and incurred cumulative net losses of $93.4 million, including losses of $24.2 million in the three months ended March 31, 2000 and $33.0 million during the year ended December 31, 1999.

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

       During the three months ended March 31, 2000, the Company received $18.1 million from the sale of 2.5 million shares of Convertible Preferred Stock, Series A, (the "Preferred Stock") to accredited investors for $4.00 per share and approximately 1.6 million shares of common stock for $5.00 per share. In April 2000, the Company received an additional $12.9 million from the sale of an additional 2.6 million shares of common stock at $5 per share. In May 2000, the Company received $210,000 from the sale of an additional 52,500 shares of common stock at $4.00 per share.

       Under the terms of the Preferred Stock issuance, the Preferred Stock automatically converted into common stock on a one-for-one basis when $10 million or greater was raised in the subsequent sale of common stock. The offer and sale of the common and Preferred Stock were exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Regulation D promulgated by the Securities and Exchange Commission under Section 4(2) of the Act. Management believes the $31.2 million in proceeds from the sale of the common and Preferred Stock will be adequate to fund the Company's existing operations for at least the next twelve (12) months.

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

RISK FACTORS

Limited Operating History and History of Substantial Operating Losses

       The Company's current operations substantially commenced in May 1997. Accordingly, the Company's prospects must be evaluated in light of the problems, expenses, delays and complications normally encountered with any early stage business. The Company has a history of substantial operating losses since inception (June 1995) and has an accumulated deficit of approximately $96.4 million as of March 31, 2000. For the three months ended March 31, 2000 and fiscal year ended December 31, 1999, the Company's losses from operations were $24.2 million and $27.8 million, respectively. Such losses have resulted primarily from costs incurred in research and development activities, the establishment of an initial sales and marketing force, and general and administrative expenses. The Company expects to incur additional operating losses over the foreseeable future and expects cumulative losses to increase substantially as the Company's marketing, sales, and research and development efforts expand. The Company has historically experienced cash flow difficulties primarily because its expenses exceed its revenues.

Need for Expanded Market Acceptance of the Company's Products; Concentration of Revenue

       The Company's cumulative revenues from June 15, 1995 (inception) to March 31, 2000 of $283,948 have been derived primarily from sales of the prior versions of its Medley product through the Company's relationship with SVA Japan, Inc. The Company expects to derive a substantial majority of its revenues in the foreseeable future from the sale of CacheLink, MIND and its updated Medley product, none of which has previously been marketed by the Company. Accordingly, the Company's future financial performance will depend on the growth in demand for and acceptance of new software products. As is typical in new and evolving markets, demand for and market acceptance of products are subject to a high level of uncertainty. The Company has limited experience in commercially providing software products and services and the Company's MIND product is still only a prototype and will not be available for commercial sale until at least the fourth quarter of 2000. In addition, the small business market is relatively young and there are few proven products. There can be no assurance that the Company will generate business from these products or that its market acceptance will increase. If these markets fail to develop, develop more slowly than expected or attract new competitors, or if the Company's products do not achieve market acceptance, the Company's business, financial condition and results of operations will be materially and adversely affected. In addition, the loss of SVA Japan, Inc. as a reseller could have a material affect on the Company's business financial condition and results of operations.

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

Potential Delisting; Possible Volatility of Stock Price

       Although the Company will attempt to do so, there can be no assurance that the Company will be able to maintain its listing on the OTCBB, which would require it to register its common stock under Federal Securities laws. For the Common Stock to thereafter be included for trading on the National Quotation Bureau "Pink Sheets," a market maker must make certain filings with the National Quotation Bureau. There can be no assurance that any such filings will be made or that if made, the common stock will be accepted for inclusion into the "Pink Sheets." Even if included, a trading market may not develop or be sustained. Regardless, since there may not be a trading market for the common stock, investors may not be able to liquidate their investment. Moreover, even if the common stock is included for trading in the "Pink Sheets," the price of the common stock may be adversely affected when an aggregate of 18,349,127 shares of the common stock become eligible for sale pursuant to (i) Rule 144 and (ii) registration rights afforded certain stockholders of the Company.

Uncertain Adoption of Internet as a Medium of Commerce and Communications, and Dependence on the Internet

       Demand and market acceptance for recently introduced services and products like those offered by the Company are subject to a high level of uncertainty. The use of the Internet in marketing and advertising and otherwise, particularly by those individuals and enterprises that have historically relied upon traditional means of marketing and advertising, generally requires the acceptance of a new way of conducting business and exchanging information. Enterprises that have already invested substantial resources in other means of conducting business and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing resources and infrastructure less useful. There can be no assurance that the market for the Company's products will develop and if it fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial conditions will be materially adversely affected. The Company's ability to derive revenues will also depend upon a robust industry and the infrastructure for providing Internet access and carrying Internet traffic. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure or timely development of complementary products, such as high speed modems. Moreover, other critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease-of-use, access, and quality of service) remain unresolved and may impact the growth of Internet use. Because global commerce and online exchange of information on the Internet and other similar open wide-area-networks ("WANs") are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be and remain a viable commercial marketplace. If the infrastructure necessary to support the Internet's commercial viability is not developed, or if the Internet does not become a viable marketplace, the Company's business, operating results and financial condition would be materially and adversely affected.

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

Concentration of Share Ownership

       As of March 31, 2000, the Company's directors and officers, together with entities affiliated with them, beneficially own approximately 21% of the Company's capital stock, including all outstanding options to purchase shares of the Company's common stock. These stockholders, acting as a group, may continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of a majority of the Company's Board of Directors and the determination of all corporate actions. The voting power of these stockholders could also have the effect of delaying or preventing a change in control of the Company. Such influence by management could have the effect of discouraging others from attempting to take-over the Company thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.

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


                           PART II. OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

       On August 30, 1999, one of the Company's shareholders filed suit in Orange County (CA) Superior Court alleging damages for fraud in the sale of securities under both federal and California state law seeking a rescission of the purchase agreement governing the sale of such securities. The shareholder seeks damages in the amount of $50,000, plus interest. The Company has answered the complaint, denied all material allegations and asserted various affirmative defenses. Discovery has commenced. The Company believes that this litigation will not have a material adverse effect on its business, financial position, liquidity or results of operations, although there can be no assurance as to the ultimate outcome of these matters.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       In September 1999, the Company sold 3,000,000 shares of its common stock at $1.25 per share to accredited investors as defined in Rule 501 of Regulation
D. The $3,690,000 in net proceeds from the sale was used for working capital and general corporate purposes.

       During the three months ended March 31, 2000, the Company received $18.1 million from the sale of 2.5 million shares of Convertible Preferred Stock, Series A, (the "Preferred Stock") to accredited investors for $4.00 per share and approximately 1.6 million shares of common stock for $5.00 per share. In April 2000, the Company received an additional $12.9 million form the sale of an additional 2.6 million shares of common stock at $5 per share. In May 2000, the Company received $210,000 from the sale of an additional 52,500 shares of common stock at $4.00 per share. The proceeds from the sale of these securities will be used for research and development, marketing and general working capital or such other purposes as the Company may determine from time to time in its discretion.

       Under the terms of the offer and sale of the Preferred Stock, the Preferred Stock automatically converted into common stock on a one-for-one basis when $10 million or greater was raised in the subsequent sale of common stock. Accordingly, all of the Preferred Stock was converted into common stock and subsequently cancelled. The sale of the common and Preferred Stock were exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Regulation D promulgated by the Securities and Exchange Commission under Section 4(2) of the Act.


ITEM 3.  DEFAULTS UPON SECURITIES
                  None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted during the first quarter of the year ended December 31, 2000 to a vote of the security holders of the Company, through solicitation of proxies or otherwise.


ITEM 5.  OTHER INFORMATION
                  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         11.  Computation of Net Loss Per Common Share
         27.  Financial Data Schedules

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


May 15, 2000                    MANGOSOFT, INC.

                                 /S/
                                    --------------------------------------------
                                    Robert Parsons
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT      DESCRIPTION
-------      -----------

11.          Computation of Net Loss Per Common Share
27.          Financial Data Schedules