Form 10QSB
period 2000-06-30
MANGOSOFT INC
filed 2000-08-11
CIK 947969

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 --------------

                                   FORM 10-QSB


        [x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000

                                       or

        [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Transition Period From       To
                                                 -----    -----

                        Commission File Number: 33-93994

                                 MANGOSOFT, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                     87-0543565
(State or other jurisdiction of                   (IRS Employer ID. No.)
 incorporation or organization)

                         1500 West Park Drive, Suite 190
                              Westborough, MA 01581
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (508) 871-7397


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes     No  X
            ----   ----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common Stock                               26,869,142 Shares
      $.001 Par Value                       (Outstanding on August 8, 2000)

                         MANGOSOFT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-QSB


PART I.   FINANCIAL INFORMATION

ITEM 1--Financial Statements:
        Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2000 and 1999.................  3
        Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2000 and 1999
              and Cumulative For The Period From June 15, 1995 (Inception) to June 30, 2000...............................  4
        Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999...................................  5
        Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999
                and Cumulative For The Period From June 15, 1995 (Inception) to June 30, 2000.............................  6
        Notes to Condensed Consolidated Financial Statements..............................................................  7

ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations............................. 11


PART II.   OTHER INFORMATION

ITEM 1--Legal Proceedings................................................................................................. 17

ITEM 2--Changes in Securities ............................................................................................ 17

ITEM 3--Defaults Upon Senior Securities................................................................................... 17

ITEM 4--Submission of Matters to a Vote of Security Holders............................................................... 18

ITEM 5--Other Information................................................................................................. 18

ITEM 6--Exhibits and Reports on Form 8-K.................................................................................. 18

Signatures................................................................................................................ 19

Exhibit Index............................................................................................................. 20

                          PART I. FINANCIAL INFORMATION

                         MANGOSOFT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED JUNE 30,
                                                                            ---------------------------
                                                                               2000              1999
                                                                            ----------         --------
Revenues.............................................................       $    2,234      $     7,991
Cost of revenues.....................................................               --               88
                                                                            ----------      ------------
          Gross margin...............................................            2,234            7,903
Costs and expenses:
  Research and development (excluding a stock-based
    compensation benefit of $6,161,463, net in  2000)................        1,347,442          920,479
  Selling and marketing (excluding a stock-based compensation
    benefit of $578,789, net in 2000)................................          431,927           41,621
  General and administrative (excluding a stock-based
   compensation benefit of $2,921,508, net in 2000)..................        1,181,282          708,451
  Consulting fees to related parties.................................           19,000           12,021
  Stock-based compensation benefit, net..............................       (9,661,760)              --
                                                                            ----------      ------------
          Total operating costs and expenses.........................       (6,682,109)       1,682,572
                                                                            ----------      ------------
Income (loss) from operations........................................        6,684,343       (1,674,669)

Interest income......................................................          385,710              522

Interest expense - related parties                                                  --          (97,718)
Other interest expense                                                            (171)         (59,133)
                                                                            ----------      ------------
          Total interest expense.....................................             (171)        (156,851)

Other income (expense), net..........................................           (2,500)          (1,496)
                                                                            ----------      ------------

Net income (loss)....................................................        7,067,382       (1,832,494)
Accretion of preferred stock.........................................               --         (706,846)
                                                                            ----------      ------------
Net income (loss) applicable to common stockholders..................       $7,067,382      $(2,539,340)
                                                                            ==========      ============
Net income (loss) loss per common share:
         Basic                                                              $     0.27      $    (18.54)
                                                                                  ====           =======
         Diluted                                                            $     0.24      $    (18.54)
                                                                                  ====           =======
Shares used in computing net income (loss) per share:
         Basic                                                              26,142,501          136,949
                                                                            ==========          =======
         Diluted                                                            29,479,898          136,949
                                                                            ==========          =======


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

                                      MANGOSOFT, INC. AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)

                                                                                                                 CUMULATIVE FROM
                                                                                  SIX MONTHS ENDED JUNE 30,       JUNE 15, 1995
                                                                                 ---------------------------      (INCEPTION) TO
                                                                                  2000                 1999       JUNE 30, 2000
                                                                                 ------               ------     ----------------
Revenues.................................................................    $       3,569        $      7,991     $     286,182
Cost of revenues.........................................................               --                 363            91,892
                                                                             --------------       -------------    -------------
          Gross margin...................................................            3,569               7,628           194,290
Costs and expenses:
  Research and development (excluding stock-based compen-
    sation expense of $4,957,803 in 2000 and $15,043,725
    cumulative from June 15, 1995 (Inception) to June 30, 2000)..........        2,489,223           2,097,751        25,474,694
  Selling and marketing (excluding stock-based compensation
    expense of $902,070 in 2000 and $2,205,403 cumulative
    from June 15, 1995 (Inception) to June 30, 2000).....................          711,710              59,625        10,224,414
  General and administrative (excluding stock-based compen-
   sation expense of $6,644,376 in 2000 and $15,989,816
   cumulative from June 15, 1995 (Inception) to June 30, 2000)...........        1,850,347           1,319,479        12,415,308
  Consulting fees to related parties.....................................           19,000              19,603           731,683
  Stock-based compensation expense.......................................       12,504,249                  --        33,238,944
                                                                             --------------       -------------    -------------
          Total operating costs and expenses.............................       17,574,529           3,496,458        82,085,043
                                                                             --------------       -------------    -------------
Loss from operations.....................................................      (17,570,960)         (3,488,830)      (81,890,753)

Interest income..........................................................          398,935               3,271           977,553

Interest expense - related parties (including $3,027,375 related to a beneficial conversion feature in cumulative from June 15,
   1995 (Inception) to June 30, 2000)....................................           (9,783)           (166,109)       (3,295,377)
Other interest expense (including $1,832,625 related to a beneficial conversion feature in cumulative from June 15, 1995
   (Inception) to June 30, 2000).........................................             (171)            (76,833)       (2,012,467)
                                                                             --------------       -------------    -------------
          Total interest expense.........................................           (9,954)           (242,942)       (5,307,844)

Other income (expense), net..............................................            6,278                (715)          (66,469)
                                                                             --------------       -------------    -------------
Net loss.................................................................      (17,175,701)         (3,729,216)      (86,287,513)
Accretion of preferred stock.............................................       (9,627,147)         (1,413,692)      (16,231,171)
                                                                             --------------       -------------    -------------
Net loss applicable to common stockholders...............................    $ (26,802,848)       $ (5,142,908)    $(102,518,684)
                                                                             ==============       =============    =============

Net loss per common share - basic and diluted............................    $       (1.16)       $     (37.55)
                                                                                ==========             =======
Shares used in computing basic and diluted net loss per
    common share.........................................................       23,153,033             136,949
                                                                                ==========             =======




   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      MANGOSOFT, INC. AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)

                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (UNAUDITED)


                                                                                JUNE 30, 2000        DECEMBER 31, 1999
                                                                                -------------        -----------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents...........................................        $ 25,653,198          $    29,959
     Accounts receivable.................................................               1,185                   --
     Prepaid insurance...................................................              42,342              120,968
     Other prepaid expenses and current assets...........................              53,636                7,187
                                                                                 -------------         ------------
          Total current assets...........................................          25,750,361              158,114

Property and Equipment, at cost..........................................           2,970,411            2,078 631
Accumulated depreciation.................................................          (2,160,977)          (1,930,742)
                                                                                 -------------         ------------
        Property and equipment, net......................................             809,434              147,889

DEPOSITS AND OTHER ASSETS................................................               5,943                5,943
                                                                                 -------------         ------------
     TOTAL...............................................................        $ 26,565,738          $   311,946
                                                                                 =============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Demand notes payable to related parties.............................        $         --          $   232,500
     Other short-term debt...............................................                  --               92,904
     Accounts payable, including past due amounts........................           1,629,923            1,558,988
        Accrued payroll..................................................             257,833              242,191
        Other accrued expenses...........................................              55,000              364,734
        Accrued expenses to related parties..............................              19,000              712,683
        Accrued merger costs.............................................                  --               77,893
                                                                                 -------------         ------------
          Total current liabilities......................................           1,961,756            3,281,893

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
     Common stock........................................................              26,869               19,924
     Additional paid-in capital..........................................         118,489,801           72,185,728
     Deferred compensation...............................................          (4,541,731)          (2,980,343)
     Deficit accumulated during the development stage....................         (89,370,957)         (72,195,256)
                                                                                 -------------         ------------
          Total stockholders' equity  (deficiency).......................          24,603,982           (2,969,947)
                                                                                 -------------         ------------
TOTAL....................................................................        $ 26,565,738          $   311,946
                                                                                 =============         ============



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

                                      MANGOSOFT, INC. AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                                                                 CUMULATIVE FROM
                                                                                  SIX MONTHS ENDED JUNE 30,       JUNE 15, 1995
                                                                                 ---------------------------      (INCEPTION) TO
                                                                                  2000                 1999       JUNE 30, 2000
                                                                                 ------               ------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................   $(17,175,701)   $ (3,729,216)       $(86,287,513)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .........................................        230,235          49,566           2,281,801
    Stock-based compensation ..............................................     12,504,249            --            33,238,944
    Beneficial conversion feature of 12% convertible notes ................           --              --             4,860,000
    Accrued interest converted into paid-in capital in connection
        with  the conversion of the 12% convertible notes .................           --              --               377,409
    Loss on disposal of equipment .........................................           --              --                71,942
    (Decrease) increase in cash from:
     Accounts receivable ..................................................         (1,185)          9,458              (1,185)
     Prepaid insurance and other current assets ...........................         32,177         (10,425)             40,110
     Deposits and other assets.............................................           --              --                (5,943)
     Accounts payable .....................................................        170,951          15,044           1,729,939
     Accrued payroll ......................................................         15,642         160,133             257,833
     Other accrued expenses ...............................................       (309,750)        443,904              55,000
     Accrued expenses to related parties ..................................       (693,683)         19,603              19,000
     Deferred revenue .....................................................             --         (19,160)               --
                                                                              ------------    ------------        ------------
               Net cash used in operating activities ......................     (5,227,065)     (3,061,093)        (43,362,663)
                                                                              ------------    ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment ................................       (891,780)         (8,185)         (3,175,926)
   Payment of merger costs ................................................        (77,893)             --            (276,173)
   Proceeds from sale of fixed assets .....................................             --              --              12,749
                                                                              ------------    ------------        ------------
               Net cash used in investing activities ......................       (969,673)         (8,185)         (3,439,350)
                                                                              ------------    ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common and preferred stock ..............     32,145,381              --          66,691,299
    Proceeds from issuance of notes to related parties ....................             --       1,752,500           4,232,500
    Repayments of notes to related parties ................................       (232,500)             --            (232,500)
    Proceeds from other debt financings ...................................             --       2,000,000           2,750,000
    Repayments of other debt financings ...................................        (92,904)       (750,000)           (886,088)
    Purchase of common stock from related party ...........................             --              --            (100,000)
                                                                              ------------    ------------        ------------
               Net cash provided by financing activities ..................     31,819,977       3,002,500          72,455,211
                                                                              ------------    ------------        ------------

NET INCREASE (DECREASE)  IN CASH AND EQUIVALENTS ..........................     25,623,239         (66,778)         25,653,198

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................         29,959         232,637                  --
                                                                              ------------    ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................   $ 25,653,198    $    165,859        $ 25,653,198
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

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the six months ended June 30, 2000 and 1999, and cumulative for the period from June 15, 1995 (inception) to June 30, 2000, the Company incurred net losses of $17,175,701, $3,729,216 and $86,287,513, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Based upon the raising of approximately $32.4 million in proceeds from the sale of common stock and Convertible Preferred Stock, Series A, subsequent to December 31, 1999 (see Note 4), management believes that the Company will have sufficient capital to fund its existing operations for the next twelve (12) months.

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

2.   PRESENTATION OF INTERIM FINANCIAL STATEMENTS

        The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, all significant adjustments, which are normal, recurring in nature and necessary for a fair presentation of the financial position, cash flows and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year. Certain previously reported amounts have been reclassified to conform to the current presentation format.

        The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission and updated in the Company's Registration Statement on Form SB-2 filed on July 20, 2000.

         Comprehensive Income - Comprehensive income (loss) was equal to net income (loss) for each period.

         Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the six months ended June 30, 2000 and 1999, and cumulative for the period from June 15, 1995 (inception) to June 30, 2000:

                                                                                Six Months Ended June 30,         Cumulative
                                                                              -------------------------------        Since
                                                                                  2000               1999          Inception
                                                                                  ----               ----          ---------
         Supplemental Cash Flow Information
           Cash paid during the period for interest .....................    $    9,954          $   11,102     $   97,881

          Non Cash Activities
            Accretion of preferred stock and warrants ...................    $9,627,147          $1,413,692     $16,231,171
            Fair value of warrants issued in connection with the sale of
               the convertible preferred stock, Series A.................       711,229                  --         711,229
            Conversion of accounts payable into common stock ............       100,000                  --         190,000

3.       RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 and effective for the fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Management is currently evaluating the effect, if any, SFAS No. 133 will have on the Company's consolidated financial position and results of operations. The Company will adopt this accounting standard on January 1, 2001, as required.

         On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements filed with the Securities and Exchange Commission. Management is currently evaluating the effect, if any, SAB No. 101 will have on the Company's financial position and results of operations. The Company will adopt this accounting standard during the fourth quarter of 2000, as required.

4.   STOCKHOLDERS' EQUITY (DEFICIENCY)

         In March 2000, the Company completed the sale of 2.5 million shares of a new issuance of Convertible Preferred Stock, Series A, (the "Preferred Stock") to accredited investors at $4.00 per share. The Preferred Stock was convertible into common stock (initially at a ratio of one to one) and had a liquidation preference of $10.0 million. The Preferred Stock would automatically convert to common stock upon the subsequent sale of an additional $10.0 million of the Company's securities.

         In accordance with Emerging Issues Task Force Abstract No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the net proceeds from the Series A financing were allocated between the conversion feature and the preferred stock; because the fair value of the common stock was significantly in excess of the conversion price implicit in the Series A stock, the net proceeds were allocated to the conversion feature. Since the Preferred Stock was immediately convertible into common stock, an immediate dividend or accretion of $9,050,371 was recorded from common stockholders' equity to the carrying value of the Preferred Stock.

         In April 2000, the Company completed the sale of approximately 4.2 million shares of common stock to accredited investors at $5.00 per share. Upon completion of the sale of common stock, the Preferred Stock automatically converted, in accordance with its terms, into 2.5 million shares of common stock. The Company completed the sale of approximately 0.3 million additional shares of common stock at prices ranging from $4.00 to $5.00 per share in May 2000.

         The Company received $18.1 million from the sale of the common and Preferred Stock during the three months ended March 31, 2000 and $14.3 million during the three months ended June 30, 2000. The $32.4 million in proceeds will be used for research and development, marketing and general working capital or such other purposes as the Company may determine from time to time in its discretion.

         Costs incurred in connection with the sale of the common and Preferred Stock were $991,129, including $711,229 representing the fair value of warrants issued to the placement agent to purchase 58,975 shares of the common stock at $4 per share. The fair value of the warrants was calculated using the Black-Scholes option pricing model, with a risk-free interest rate of 6%, an expected life of two years, no dividends and a volatility factor of 150%. Because the Preferred Stock was immediately convertible into common stock, an immediate dividend or accretion of $576,776, representing the difference between the quoted market price of the common stock and the exercise price of the warrants was recorded from common stockholders equity relating to the warrants.

         On May 19, 2000, the Company's stockholders approved an amendment to the 1999 Incentive Compensation Plan, as amended and restated as of May 1, 2000, increasing the aggregate number of shares which may be issued under the plan from 3,500,000 to 8,000,000 shares.

5.   STOCK-BASED COMPENSATION

         The Company accounts for stock options granted to employees in accordance with Accounting Principals Board Opinion ("APB") No.25, "Accounting for Stock Issued to Employees." Under APB No. 25, stock options which include stock appreciation rights ("SARs") are accounted for as a variable plan and compensation expense is measured at each reporting date based on the difference between the option exercise price and the market price of the common stock. For unvested options, compensation expense is recognized over the vesting period; for vested options, compensation expense is adjusted up or down at each reporting date based on changes in the market price of the common stock.

         During the six months ended June 30, 2000, compensation related to the employee stock options totaled $13,021,654, due primarily to the SARs as the quoted market price of the common stock at June 30, 2000 ($12.625) exceeded the fair market value at the dates of grant. Because a substantial portion of the options is vested, the charge to expense in the six months ended June 30, 2000 was $12,019,860. The balance relates to unvested options and will be charged to expense over the vesting period. Based on the number of vested options at June 30, 2000, a $1 increase (decrease) in the market price of the Company's common stock results in the immediate recognition of compensation expense (benefit) of approximately $3,500,000.

         During the three months ended June 30, 2000, a stock-based compensation benefit of $9,661,760 was recorded. This benefit is due primarily to a $12,911,127 benefit recognized as a result of the decrease in the Company's quoted market price as of June 30, 2000 ($12.625) as compared to March 31, 2000 ($18.00), and its effect on the SARs. This benefit was offset by $2,764,978 of compensation expense incurred as a result of the Company's issuance of stock options to employees at an exercise price less than the quoted market price at the grant date and $484,389 in compensation expense related to stock options and warrants granted to non-employees.

         The fair value of the options and warrants granted to non-employees was calculated using the Black-Scholes option pricing model, with a risk-free interest rate of 6%, an expected option life of two years, no dividends and a volatility factor of 150%.

6.   NET INCOME (LOSS) PER COMMON SHARE

         Basic net income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution as if common equivalent shares outstanding were exercised and/or converted into common stock unless the effect of such equivalent shares was antidilutive.

         A reconciliation of net income per common share and the weighted average shares used in the earnings per share ("EPS") calculations for the periods indicated is as follows:

                                                        Net Income (Loss)
                                                      Applicable to Common
                                                          Stockholders           Shares           Per Share
                                                           (Numerator)        (Denominator)         Amount
                                                           -----------        -------------         ------
         Three Months Ended June 30, 2000
              Basic .............................       $  7,067,382            26,142,501        $    0.27
                                                        ============
              Effect of warrants ................                                  154,865               --
              Effect of SARs ....................                                2,529,074            (0.02)
              Effect of stock options ...........                                  653,458            (0.01)
                                                                              ------------        ---------
              Diluted ...........................       $  7,067,382            29,479,898        $    0.24
                                                        ============          ============        =========

         Three Months Ended June 30, 1999
              Basic .............................       $ (2,539,340)              136,949        $  (18.54)
                                                        ============
              Common stock equivalents ..........                                       --               --
                                                                              ------------        ---------
              Diluted ...........................       $ (2,539,340)              136,949        $  (18.54)
                                                        ============          ============        =========
         Six Months Ended June 30, 2000
              Basic .............................       $(26,802,848)           23,153,033        $   (1.16)
                                                        ============
              Effect of warrants ................                                       --               --
              Effect of SARs ....................                                       --               --
              Effect of stock options ...........                                       --               --
                                                                              ------------        ---------
              Diluted ...........................       $(26,802,848)           23,153,033        $   (1.16)
                                                        ============          ============        =========

         Six Months Ended June 30, 1999
              Basic .............................       $ (5,142,908)              136,949        $  (37.55)
                                                        ============
              Common stock equivalents ..........                                       --               --
                                                                              ------------        ---------
              Diluted ...........................       $ (5,142,908)              136,949        $  (37.55)
                                                        ============          ============        ==========

         All outstanding options and warrants to purchase common stock were included in the computation of diluted EPS for the three-month period ended June 30, 2000. All outstanding options and warrants to purchase common stock were excluded from the computation of diluted EPS for the six-month period ended June 30, 2000 and 1999 and the three-month period ended June 30, 1999, as their inclusion would have been antidilutive.


7.   TRANSACTIONS WITH STOCKHOLDERS

         Demand Notes Payable - In March 2000, the Company repaid the $232,500 in demand notes payable to related parties, plus the related accrued interest expense of $9,783.

         Administrative Services - During 2000 and 1999, a stockholder provided administrative assistance to the Company. Amounts expensed and accrued for such services in the three months ended June 30, 2000 and 1999 were $19,000 and $12,021, respectively. Amounts expensed and accrued for such services in the six months ended June 30, 2000 and 1999 were $19,000 and $19,603, respectively

         In March 2000, the Company repaid $712,683 in accrued expenses to related parties for administrative services provided to the Company during 1998 and 1999.

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This Quarterly Report on Form 10-QSB, including the following discussions, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Quarterly Report on Form 10-QSB, including under "Cautionary Statements." You should read the following discussion and analysis together with our condensed consolidated financial statements for the periods specified and the related notes included herein. Further reference should be made to our Annual Report on Form 10-KSB for the period ended December 31, 1999 and our Form 8-K filed with the Securities and Exchange Commission on September 21, 1999 (as amended on October 27, 1999).

     We develop and market advanced software technology to simplify, expand and integrate networking and pooled use of computer resources. We are considered to be a development stage company since we have not generated significant revenues from the products that have been developed-to-date. We are subject to a number of risks similar to those of other companies in an early stage of development. Principal among these risks are dependencies on key individuals, competition from other substitute products and larger companies, the successful development and marketing of our products and the need to obtain adequate additional financing necessary to fund future operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     Revenue was $2,234 in for the three-month period ended June 30, 2000 compared with $7,991 for the comparable period in 1999. The decrease was attributable to declining sales of our Medley product. Customers representing 10% or more of our revenues for the three months ended June 30, 2000 were IPEX Information Technology Group and Ramp Networks, Inc. (approximately 50% and 15%, respectively). A single customer, Hitachi, Ltd., represented 85% of our revenues for the three months ended June 30, 1999. No other customer represented 10% or more of our revenues in either period.

     Cost of revenue in 1999 represented disk replication costs. In 2000, our software products were delivered via the Internet and we therefore incurred no disk replication costs.

     Operating expenses, including research and development, selling and marketing, general and administrative and consulting fees paid to related parties, but excluding stock-based compensation, increased 77% to $2,979,651 for the three-month period ended June 30, 2000 compared to $1,682,572 for the comparable period in 1999. The increase is primarily attributable to costs associated with the on-going development of our Mangomind service and the expansion of our marketing, sales and support activities for the Mangomind and Cachelink services. A summary of our operating expenses for the three months ended June 30, 2000 as compared to the same period in 1999 is as follows:

                                               Three Months Ended June 30,         Increase (Decrease)
                                               --------------------------         --------------------
                                                 2000             1999            $ Amount          %
                                                 ----             ----            --------         ---
Research and development (excluding a
   stock-based compensation benefit of
   $6,161,463, net in 2000) ...............   $ 1,347,442    $   920,479         $   426,963        46%
Selling and marketing (excluding a
   stock-based compensation benefit of
   $578,789, net in 2000) .................       431,927         41,621             390,306       938
General and administrative (excluding a
   stock-based compensation benefit of
   $2,921,508, net in 2000) ...............     1,181,282        708,451             472,831        67
Consulting fees paid to related party .....        19,000         12,021               6,979        58
                                              -----------    -----------         -----------
                                                2,979,651      1,682,572           1,297,079        77
Stock-based compensation benefit, net .....    (9,661,760)            --          (9,661,760)      N/A
                                              -----------    -----------         -----------
       Operating expenses, net ............   $(6,682,109)   $ 1,682,572         $(8,364,681)     (497)%
                                              ===========    ===========         ===========


        The stock-based compensation benefit of $9,661,760 during the three months ended June 30, 2000 relates primarily to stock appreciation rights ("SARs") granted in tandem with certain employee stock options. A benefit was recorded for the three-month period ended June 30, 2000 due to a decrease in the quoted market price of our common stock from $18.00 per share at March 31, 2000 to $12.625 per share at June 30, 2000. There was no stock-based compensation during the three-month period ended June 30, 1999.

       Income from operations increased $8,359,012, or 499%, to $6,684,343 for the three-month period ended June 30, 2000 compared with a loss from operations of $1,674,669 for the comparable period in 1999 as a result of the above factors.

        Interest income increased $385,188 to $385,710 for the three months ended June 30, 2000 compared to $522 for the three months ended June 30, 1999. The increase is attributable to interest earned on the investment of the proceeds we received from the sale of our common stock and the Convertible Preferred Stock, Series A in March and April 2000.

       Interest expense decreased $156,680 to $171 for the three months ended June 30, 2000 compared to $156,851 for the three months ended June 30, 1999. The decrease was attributable to the conversion of our debt into common stock in conjunction with our merger in September 1999.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 AND 1999

        Revenue was $3,569 in for the six-month period ended June 30, 2000 compared with $7,991 for the comparable period in 1999. The decrease was attributable to declining sales of our Medley product. Customers representing 10% or more of our revenues for the six months ended June 30, 2000 were IPEX Information Technology Group and Ramp Networks, Inc. (approximately 32% and 17%, respectively). A single customer, Hitachi, Ltd., represented 85% of our revenues for the six months ended June 30, 1999. No other customer represented 10% or more of our revenues in either period.

        Cost of revenue in 1999 represented disk replication costs. In 2000, our software products were delivered via the Internet and we therefore incurred no disk replication costs.

        Operating expenses, including research and development, selling and marketing, general and administrative and consulting fees paid to related parties, but excluding stock-based compensation, increased 45% to $5,070,280 for the six-month period ended June 30, 2000 compared to $3,496,458 for the comparable period in 1999. The increase is primarily attributable to costs associated with the on-going development of our Mangomind service and the expansion of our marketing, sales and support activities for the Mangomind and Cachelink services. A summary of our operating expenses for the six months ended June 30, 2000 as compared to the same period in 1999 is as follows:

                                                   Six Months Ended June 30,           Increase (Decrease)
                                                  ---------------------------          -------------------
                                                    2000             1999                 $ Amount      %
                                                    ----             ----                 --------     ---
Research and development (excluding
   stock-based compensation expense of
   $4,957,803 in 2000) ....................     $  2,489,223    $  2,097,751         $    391,472        19%
Selling and marketing (excluding stock-
   based compensation expense of
   $902,070 in 2000) ......................          711,710          59,625              652,085     1,094
General and administrative (excluding
   stock-based compensation expense of
   $6,644,376 in 2000) ....................        1,850,347       1,319,479              530,868        40
Consulting fees paid to related party .....           19,000          19,603                (603)        (3)
                                                ------------    ------------         ------------
                                                   5,070,280       3,496,458            1,573,822        45
Stock-based compensation expense ..........       12,504,249              --           12,504,249       N/A
                                                ------------    ------------         ------------
       Total operating expenses ...........     $ 17,574,529    $  3,496,458         $ 14,078,071       403%
                                                ============    ============         ============

     The stock-based compensation expense of $12,504,249 during the six months ended June 30, 2000 relates primarily to stock appreciation rights ("SARs") granted in tandem with certain employee stock options. An expense was recorded for the six-month period ended June 30, 2000 due to a increase in the quoted market price of our common stock from $9.75 per share at December 31, 1999 to $12.625 per share at June 30, 2000. There was no stock-based compensation during the three-month period ended June 30, 1999.

     The loss from operations increased $14,082,130, or 404%, to $17,570,960 for the six-month period ended June 30, 2000 compared with a loss from operations of $3,488,830 for the comparable period in 1999 as a result of the above factors.

     Interest income increased $395,664 to $398,935 for the six months ended June 30, 2000 compared to $3,271 for the six months ended June 30, 1999. The increase is attributable to interest earned on the investment of the proceeds we received from the sale of our common stock and the Convertible Preferred Stock, Series A in March and April 2000.

     Interest expense decreased $232,988 to $9,954 for the six months ended June 30, 2000 compared to $242,942 for the six months ended June 30, 1999. The decrease was attributable to the conversion of our debt into common stock in conjunction with our merger in September 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     We were formed in June 1995 and, since our formation, have raised approximately $74.2 million as of June 30, 2000 through the private placement of debt and equity securities.

     In addition, we have, at times, depended upon bank debt, loans from stockholders and Directors and credit from suppliers to meet interim financing needs. We incurred $750,000 of bank debt in 1998 to purchase capital equipment, which was subsequently repaid using proceeds we received from issuance of the 12% Senior Secondary Secured Convertible Notes in 1999. Borrowings from stockholders and Directors have generally been refinanced with new debt instruments or converted into additional equity. At June 30, 2000, approximately $2.0 million in additional financing was provided through accounts payable, accrued expenses and other trade credit, a significant portion of which was past due.

     The proceeds we raised through the private placement of debt and equity securities have been used in the development of our current products with approximately $25.5 million invested in research and development and approximately $10.2 million in sales and marketing, principally due to an earlier attempt to distribute our products through traditional retail software channels. The remaining proceeds have been used for working capital and general corporate purposes.

     To date, product sales have provided a minor source of liquidity. From inception through June 30, 2000, we have generated approximately $0.3 million in sales and incurred cumulative net losses of approximately $86.3 million, including net losses of $17.2 million in the six months ended June 30, 2000 and $33.0 million during the year ended December 31, 1999. We expect to incur additional operating losses and expect cumulative losses to increase substantially as we expand our marketing, sales and research and development efforts. The auditors' opinion on our financial statements for the fiscal years ended December 31, 1999 and 1998 includes a going concern explanatory paragraph, which highlights the uncertainty of our ability to continue our operations. Unless we can generate a significant level of on-going revenue and attain adequate profitability in the near-term, we will need to seek additional sources of equity or debt financing. Although we have been successful in raising past financing, there can be no assurance that any additional financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed will have a material adverse effect, requiring us to significantly curtail or possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to the interests of our then existing shareholders.

     We received approximately $14.3 million from the sale of common stock in the three months ended June 30, 2000 and approximately $18.1 million from the sale of the common and Preferred Stock in the three months ended March 31, 2000. The $32.4 million in proceeds will be used for research and development, marketing and general working capital or such other purposes we may determine from time to time in our discretion. Costs incurred in connection with the sale of our common and Preferred Stock were approximately $1.0 million, including $0.7 million representing the fair value of warrants issued to the placement agent to purchase 58,975 shares of stock at $4.00 per share.

     Under the terms of the Preferred Stock issuance, the Preferred Stock automatically converted into common stock on a one-for-one basis in April 2000 when $10.0 million or greater was raised in the subsequent sale of our common stock. The offer and sale of our common and Preferred Stock were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act or Regulation D promulgated thereunder. Management believes the $32.4 million in proceeds from the sale of our common and Preferred Stock will be adequate to fund our existing operations for at least the next twelve (12) months.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 and effective for the fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Management is currently evaluating the effect, if any, SFAS No. 133 will have on our consolidated financial position and results of operations. We will adopt this accounting standard on January 1, 2001, as required.

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements filed with the Securities and Exchange Commission. Management is currently evaluating the effect, if any, SAB No. 101 will have on our financial position and results of operations. We will adopt this accounting standard during the fourth quarter of 2000, as required.

CAUTIONARY STATEMENTS

       An investment in our common stock is highly speculative and subject to a high degree of risk. You may lose money by investing in our common stock so only persons who can bear the risk of the entire loss of their investment should invest. Prospective investors should carefully consider the following factors in deciding whether to invest in our common stock.

WE HAVE A LIMITED OPERATING HISTORY AND SUBSTANTIAL CUMULATIVE OPERATING LOSSES.

       Our current operations substantially commenced in May 1997. Accordingly, our prospects should be evaluated based on the expenses and operating results typically experienced by any early stage business. We have a history of substantial operating losses and an accumulated deficit of approximately $89.4 million as of June 30, 2000. For the fiscal years ended December 31, 1999 and 1998, our losses from operations were $27.8 million and $13.1 million, respectively. For the six months ended June 30, 2000, our loss from operations was $17.6 million. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses and expect cumulative losses to increase substantially as we expand our marketing, sales and research and development efforts. The auditors' opinion on our financial statements for the fiscal years ended December 31, 1999 and 1998 includes a going concern explanatory paragraph, which highlights the uncertainty of our ability to continue our operations. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

OUR PERFORMANCE DEPENDS ON MARKET ACCEPTANCE OF OUR PRODUCTS.

       We expect to derive a substantial portion of our future revenues from the sales of Cachelink and Mangomind, neither of which have been previously marketed. If markets for our products fail to develop, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

WE HAVE AN EVOLVING MARKET STRATEGY.

       We expect our future marketing efforts will focus on developing business relationships with technology companies that seek to augment their businesses by offering our products to their customers. Our inability to enter into and retain strategic relationships, or the inability of such technology companies to effectively market our products, could materially and adversely affect our business, operating results and financial condition.

WE WILL NEED ADDITIONAL FINANCING.

       We will require substantial additional capital to finance our growth and product development. We can provide no assurances that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.

THERE MAY BE LIMITED LIQUIDITY IN OUR COMMON STOCK AND ITS PRICE MAY BE SUBJECT TO FLUCTUATION.

       Our common stock is currently traded on the OTC Bulletin Board and there is no established market for the common stock. Although we intend to apply to have our common stock listed on the Nasdaq Stock Market in the near future, we can provide no assurances that we will be able to have our common stock listed on an exchange or quoted on the Nasdaq Stock market or that it will continue to be quoted on the OTC Bulletin Board. If there is no trading market, the market price of our common stock will be materially and adversely affected. In addition, approximately 25.2 million of the Company's outstanding shares of common stock are not freely tradable as of June 30, 2000. If the shares are listed on an exchange or quoted on the Nasdaq Stock Market and a large number of shares of common stock are sold by the shareholders, the market price of the common stock may be materially and adversely affected.

RAPIDLY CHANGING TECHNOLOGY AND SUBSTANTIAL COMPETITION MAY ADVERSELY AFFECT OUR BUSINESS.

       Our business is subject to rapid changes in technology. We can provide no assurances that research and development by competitors will not render our technology obsolete or uncompetitive. We compete with a number of computer hardware and software design companies that have technologies and products similar to those offered by us and have greater resources, including more extensive research and development, marketing and capital than us. We can provide no assurances that we will be successful in marketing our existing products and developing and marketing new products in such a manner as to be effective against such competition. If our technology is rendered obsolete or we are unable to compete effectively, our business, operating results and financial condition will be materially and adversely affected.

LITIGATION CONCERNING INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR BUSINESS.

       We rely on a combination of trade secrets, copyright and trademark law, contractual provisions, confidentiality agreements and certain technology and security measures to protect our trademarks, patents, proprietary technology and know-how. However, we can provide no assurances that our rights in our intellectual property will not be infringed upon by competitors or that competitors will not similarly make claims against us for infringement. If we are required to be involved in litigation involving intellectual property rights, our business, operating results and financial condition will be materially and adversely affected.

OUR SUCCESS DEPENDS ON KEY PERSONNEL.

       Our success is dependent upon the efforts of our senior management including: Dale Vincent, President and Chief Executive Officer; Donald A. Gaubatz, Senior Vice President and Chief Operating Officer; Scott H. Davis, Vice President and Chief Technology Officer; Daniel J. Dietterich, Vice President, Research; Robert E. Parsons, Vice President and Chief Financial Officer; Robert
J. Primmer, Vice President, Marketing; Peter Caparso, Vice President, Business Development; and Thomas Teixeira, Vice President, Engineering. The loss of Mr. Vincent, Mr. Gaubatz, Mr. Davis, Mr. Dietterich, Mr. Parsons, Mr. Primmer, Mr. Caparso or Mr. Teixeira could have a material and adverse affect on our business. In addition, competition for qualified personnel in the computer software industry is intense, and we can provide no assurances that we will be able to retain existing personnel or attract and retain additional qualified personnel necessary for the development of our business. Our inability to attract and retain such personnel would have a material and adverse effect on our business, financial condition and results of operations.

DEFECTS IN OUR SOFTWARE PRODUCTS MAY ADVERSELY AFFECT OUR BUSINESS.

       Complex software such as the software developed by us may contain defects when introduced and also when updates and new versions are released. Our introduction of software with defects or quality problems may result in adverse publicity, product returns, reduced orders, uncollectible or delayed accounts receivable, product redevelopment costs, loss of or delay in market acceptance of our products or claims by customers or others against us. Such problems or claims may have a material and adverse effect on our business, financial condition and results of operations.

NO DIVIDENDS

       We intend to retain any future earnings to finance our operations and do not intend to pay dividends.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

       On August 30, 1999, one of the Company's stockholders filed suit in Orange County, California Superior Court alleging damages for fraud in the sale of securities under both federal and California state law and seeking rescission of the purchase price of such securities. The stockholder seeks damages in the amount of $50,000 plus interest.

       On May 8, 2000, Jose Benitez filed suit against MangoSoft Corporation in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida alleging certain causes of action in connection with the unauthorized use of his image and claiming damages in excess of $15,000.

       Management believes that neither of the above-referenced litigations will have a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 2.  CHANGES IN SECURITIES.

       During the three months ended June 30, 2000, the Company received $14.3 million from the sale of approximately 2.8 million shares of common stock to accredited investors at $4.00 and $5.00 per share. The proceeds from the sale of these securities will be used for research and development, marketing and general working capital or such other purposes as the Company may determine from time to time in its discretion.

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

       Under the terms of the offer and sale of the Preferred Stock, the Preferred Stock automatically converted into common stock on a one-for-one basis in April 2000 when $10.0 million or greater was raised in the subsequent sale of common stock. Accordingly, all of the Preferred Stock was converted into common stock and subsequently cancelled. The offer and sale of the common and Preferred Stock in 2000 were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

       In September 1999, the Company sold 3.0 million shares of its common stock at $1.25 per share to accredited investors as defined in Rule 501 of Regulation D. The $3,690,000 in net proceeds from the sale was used for working capital and general corporate purposes.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       The Annual Meeting of Stockholders was held on May 19, 2000 to consider and vote upon three matters so described in the Company's Proxy Statement dated May 1, 2000. The following is a brief description of the matters voted upon, the number of votes cast for and against each proposal, the number of abstentions and the number of votes unvoted, where applicable.

1. To elect six (6) Directors, each to hold office until the next annual meeting and until his successor has been elected and qualified. The following Directors were elected :

         Director Name                   Votes For     Votes Against     Abstain
         -------------                   ---------     -------------     -------

         Dale Vincent                   16,684,555         None           1,500
         Craig D. Goldman               16,684,555         None           1,500
         Paul C. O'Brien                16,684,555         None           1,500
         Dr. Ira Goldstein              16,684,555         None           1,500
         Selig Zises                    16,684,555         None           1,500
         Dr. Nick Tredennick            16,684,555         None           1,500

2. To approve the Company's 1999 Incentive Compensation Plan, as amended and restated as of May 1, 2000, including an increase in the number of shares, which may be issued thereto, from 3,500,000 to 8,000,000.

         Votes For:           15,875,912
         Votes Against:           70,975
         Abstain:                  6,758
         Shares Not Voted:       732,410

3. To ratify the appointment of Deloitte & Touche LLP as independent accountants for the Company for the fiscal year ending December 31, 2000.

         Votes For:           16,685,005
         Votes Against:             None
         Abstain:                  1,050


ITEM 5.  OTHER INFORMATION.

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         11.          Computation of Net Income (Loss) Per Common Share
         27.          Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended June 30, 2000.

                                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2000                 MANGOSOFT, INC.

                                 /S/ Robert E. Parsons
                                    -------------------------------------
                                    Robert E. Parsons
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT              DESCRIPTION
-------              -----------

11.                  Computation of Net Income (Loss) Per Common Share
27.                  Financial Data Schedule