Form 10KSB/A
period 1999-12-31
MANGOSOFT INC
filed 2000-09-13
CIK 947969

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


 Common Stock                                        19,924,127 Shares
 ------------                                        -----------------
$.001 Par Value                              (Outstanding on February 28, 2000)

                                 MANGOSOFT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-KSB


                                                                                                  Page
PART 1
ITEM 1--  Description of Business .............................................................    3
ITEM 2--  Description of Property .............................................................   10
ITEM 3--  Legal Proceedings ...................................................................   10
ITEM 4--  Submission of Matters to a Vote of Security Holders .................................   10

PART II

ITEM 5--  Market for Common Equity and Related Stockholder Matters ............................   10
ITEM 6--  Management's Discussion and Analysis of Financial Condition and Results of
            Operations.........................................................................   12
ITEM 7--  Financial Statements ................................................................   14
ITEM 8--  Changes in and Disagreements With Accountants on Accounting and Financial
            Disclosure.........................................................................   14

PART III.

ITEM 9--  Directors, Executive Officers, Promoters and Control Persons, Compliance With
            Section 16(a) of The Exchange Act .................................................   15
ITEM 10-- Executive Compensation ..............................................................   17
ITEM 11-- Security Ownership of Certain Beneficial Owners and Management ......................   18
ITEM 12-- Certain Relationships and Related Transactions ......................................   19
ITEM 13-- Exhibits and Reports on Form 8-K ....................................................   21

Signatures ....................................................................................   22

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

         Pursuant to an Agreement and Plan of Merger by and among MangoSoft Corporation, MangoMerger Corp. and First American, dated August 27, 1999 (the "Merger Agreement"), MangoSoft Corporation, a Delaware software development company, merged with MangoMerger Corp., a wholly-owned subsidiary of First American Clock, which changed its name to MangoSoft, Inc., so that MangoSoft Corporation became the wholly-owned operating subsidiary of MangoSoft, Inc., the Registrant (such transactions collectively referred to as the "Merger").

         Pursuant to the terms of the Merger Agreement, all of the outstanding capital stock of MangoSoft Corporation was converted into common stock of the Company, par value $.001 per share (the "Common Stock"), in accordance with the conversion rates specified in the Merger Agreement. In connection with the Merger, the Company issued 15,008,998 shares of Common Stock to security holders and certain debt holders of MangoSoft Corporation. As part of the Merger, the Company completed a private placement of 3,000,000 shares of Common Stock for net proceeds of approximately $3,098,827. The Company also issued 300,000 shares of Common Stock to the placement agent in respect of such private placement. Because First American Clock was a non-operating entity and the closing of such private placement was contingent upon the closing of the Merger, the Merger was accounted for as a capital transaction and treated as a reverse acquisition, so that MangoSoft Corporation was deemed to have acquired First American Clock. Accordingly, unless otherwise specified, historical references to the operations of the Company are references to the operations of MangoSoft Corporation.

(B) BUSINESS OF THE COMPANY

GENERAL

       The Company develops, markets and supports software solutions to address the networking needs of small businesses, workgroups and large enterprises. MangoSoft has leveraged its patented technology known as "Pooling" to develop its suite of software solutions. Pooling is a clustered caching technology that utilizes the network and resources of client personal computers ("PCs") and workstations to deliver easy-to-use advanced software services normally associated with servers. MangoSoft's products enhance the performance of PC networks and deliver improved service utilizing existing equipment. The Company competes primarily with general technology suppliers such as Microsoft Corporation, Oracle Corporation and Novell, Inc., as well as emerging Internet storage companies such as Xdrive, Inc. The Company anticipates that it will encounter substantial competition from these companies as well as others entering the Internet storage market.

         The Company is a development stage company and has had limited revenues since its inception. Those revenues that the Company has received have come from a small number of customers. See "Management's Discussion and Analysis."

         The Company is subject to a number of risks similar to those of other companies in an early stage of development. Principal among these risks are dependencies on key individuals, competition from other substitute products and larger companies, the successful development and marketing of its products and the need to obtain adequate additional financing necessary to fund future operations. See "Risk Factors."

BUSINESS STRATEGY

         MangoSoft's objective is to become the leading provider of software-based service solutions that enable customers to maximize the return on their networks. The Company intends to leverage its patented Pooling technology with customer desktops and networks to deliver software based solutions, such as Local Area Networks ("LANs"), Internet file services and web cache appliances. The Company's strategy is to (a) advance its existing products (b) establish more comprehensive distribution channels, including strategic partnerships (c) commercialize MangoSoft Internet Drive ("Mangomind"), a new Internet service and
(d) extend its technology to additional software solutions.

         The Company is using its highly adaptable, Pooling technology to develop additional software solutions based on the underlying concept of aggregating the excess memory and disk resources of networked computers. MangoSoft's current initiative is to deliver an easy-to use Internet file service, which provides universal native data access and sharing from any disparate location. Since its inception, the Company has invested approximately $24 million of its capital in the aggregate in research and development activities.

TECHNOLOGY

         MangoSoft's core technology is based on patented, clustered cache technology that unifies memory and disk resources across multiple systems to provide a single shared resource accessible by all connected PC users. The Company has identified this technology as "Pooling" and has filed nine patents, four of which have been granted. The Pool's caching and virtual memory techniques are made possible by a piece of software that creates the notion of virtual storage. Virtual storage refers to the unification of memory and disk resources of all systems on the network into a single, dynamic Pool. The technology that makes this possible is the Company's "Distributed Storage Engine." It manages both memory and disk resources across systems as a unified shared virtual memory which is treated as a large, coherent cache. The global memory and disk managers are integrated so that both access data using the same set of global shared addresses.

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

PRODUCTS

         The Company's products include CacheLink, a software-based web caching product that increases the delivery speed of Internet and Intranet content to end-users, and Medley, a software-based file server that enables small businesses to share files without investing in server hardware and its associated administrative costs. The Company is completing the development of Mangomind, an Internet file service which provides native data access and sharing from user locations which have access to the Internet.

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

         Medley creates a software-based file server by aggregating idle capacity from connected PC's. Medley stores multiple copies of data and automatically recovers information from system failures and maintains data access. The Company's virtual server, referred to as a Pool, functions as another local hard drive and is visible on every system in the Pool.

         Mangomind, which is currently under development, will adapt the Company's Pooling technology to deliver a virtual file service for the Internet that enables universal native data access and sharing from any disparate location. MangoSoft plans to offer the service through Internet Service Providers ("ISPs"), Application Service Providers ("ASPs"), and Internet community sites and portals. Since the intended virtual file service is an extended local file system, all programs operate directly on the files and data, which essentially extends all Windows applications to the Internet.

MARKETING AND SALES

         The Company is pursuing a multi-faceted marketing strategy, which includes: (i) the formation of strategic relationships with leading technology companies that can provide distribution and co-marketing efforts for its software and products; (ii) the internal development of an in-house sales and marketing team; (iii) the formation of a distribution channel with manufacturer's representative organizations; and (iv) the engagement of both an outside advertising agency and public relations firm. In addition, MangoSoft intends to establish technology partnerships to explore, develop, market and distribute other applications related to its Pooling technology.

         The Company is pursing the following strategic partnerships: ISPs, who sell its CacheLink product to the enterprise market; original equipment manufacturers of network hardware, such as communications devices that enable shared Internet access throughout companies; and ASPs to act as distribution partners for Mangomind. MangoSoft intends to commercialize bundled products and establish distribution channels through these relationships. The Company's ability to formulate strategic partnerships and align itself with other similar technology companies will greatly impact its future operations and financial position.

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

INTELLECTUAL PROPERTY

         The Company considers elements of its software and its Pooling technology to be proprietary. It relies on a combination of trade secrets, copyright and trademark law, contractual provisions, confidentiality agreements, and certain technology and security measures to protect its proprietary intellectual property, technology and know-how. The Company's future results of operations are highly dependent on the proprietary technology that it has developed internally. Consequently, the Company has taken actions to secure our proprietary technology in the form of patent protection. If the Company is denied its patent requests, either individually or as a group, management believes that there would be a material adverse impact on its business.

         To date, the Company has been granted four patents for: (1) System and Method for Providing Highly Available Data Storage Using Globally Addressable Memory on June 1, 1999; (2) Structured Data Storage Using Globally Addressable Memory on June 29, 1999; (3) Remote Access and Geographically Distributed Computers in a Globally Addressable Storage Environment on November 16, 1999; and (4) Shares client-side Web Caching Using Globally Addressable Memory on February 15, 2000. The Company's Distributed Storage Engine is not covered by a single patent. The Company's issued patents cover various inventions incorporated into the Distributed Storage Engine or improvements in such inventions. In addition, the Company previously filed two provisional patent applications. One of these provisional patent applications has expired and one is still pending. The Company has applied for five other U.S. patents which applications are still pending. The Company has also filed patent applications outside of the U.S. that are counterparts to the issued patents and pending applications.

         The Company is actively seeking an external solution for its data encryption needs. The Company expects to enter into an agreement with an encryption technology company. Such agreement will most likely require that MangoSoft make limited royalty payments to such company based on the volume of its sales.

EMPLOYEES

         As of December 31, 1999, the Company had 46 full-time employees, of which 41 were in product research, development and support, 2 were in sales and marketing and 3 were in finance and administration. The Company's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company's employees is subject to collective bargaining agreements. The Company believes its relations with its employees are excellent.

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


ITEM 2. DESCRIPTION OF PROPERTY

         The Company's research and development, sales and marketing, customer support and administrative offices are located in Westborough, Massachusetts, and consist of approximately 23,000 square feet of office space under a lease expiring on August 31, 2001. The Company's offices are leased from Westborough Five, an independent, third-party lessor. The lease terms include an annual base rent of $511,268 per year plus a proportionate share of certain operating costs, such as common area maintenance. The total rent expense on this facility in 1999 was $540,697.

The Company's offices have the capacity to accommodate approximately 100 employees.

ITEM 3. LEGAL PROCEEDINGS

         On August 30, 1999, one of the Company's shareholders filed suit in Orange County (CA) Superior Court alleging damages for fraud in the sale of securities under both federal and California state law seeking a rescission of the purchase agreement governing such sale of securities. The caption of the matter is Rafik Y. Kammell, Plaintiff, v. Cachelink Corp., a Delaware corporation, Steven Frank, individually, Leonard Davidson, individually, Value Investing Partners, Inc., a corporation, Kevin R. Greene, individually, and Does 1 to 300, inclusive, Defendants, and the case number is OSCS 813867. The stockholder alleges misrepresentations, both verbal and within a private placement memorandum, of the Company's technology and product readiness, the state of its marketing and sales activities and the returns the stockholder expected from his investment in the Company. The stockholder further alleges that these purported misrepresentations induced the stockholder's investment in the Company. The shareholder seeks damages in the amount of $50,000, the amount of the stockholder's original investment, plus interest. The Company has answered the complaint, denied all material allegations and asserted various affirmative defenses. Discovery has commenced. The Company believes that this litigation will not have a material adverse effect on its business, financial position, liquidity and results of operations, although there can be no assurance as to the ultimate outcome of these matters.


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

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (A) Identify directors and executive officers

                  Directors are elected by the stockholders or by affirmative vote of a majority of the directors then in office, and hold office until they first resign or a successor is duly elected. Officers and other employees serve at the will of the Board of Directors. The following table sets forth information as to the Company's directors, executive officers and significant employees. All of the Company's officers provide services to the Company on a full-time basis.


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

-------------
(1) Chairman of the Compensation Committee; Member of the Audit Committee

(2) Chairman of the Audit Committee; Member of the Compensation Committee

                  DALE VINCENT was appointed President, Chief Executive Officer and elected a Director following the merger in September 1999. Previously, he served as the Chief Executive Officer of MangoSoft Corporation since May 1999, as its Chief Financial Officer from September 1998 to May 1999, and as a Director of MangoSoft Corporation since July 1995. Mr. Vincent has over 25 years of senior financial and business management experience, with the last 10 years developing and funding companies in the software industry. Since April 1990, Mr. Vincent has served as a Managing Director of ACAP, a private investment company, the general partner of Associated Capital L.P,a private investment company, and consults with Associated Capital L.P with respect to its investment and marketing activities. He has also served as a Director of MaMaMedia Inc. since 1996.

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

                  CRAIG D. GOLDMAN was elected a Director and Non-Executive Co-Chairman following the merger in September 1999. He previously served MangoSoft Corporation in the same capacity since June 1999. He founded Cyber Consulting Services Corporation and has been its President and Chief Executive Officer since 1996. Cyber Consulting Services provides strategic, business and technology consulting services to Fortune 500 and startup companies. Mr. Goldman was previously employed by Chase Manhattan Bank, N.A. for 11 years, most recently serving as its Chief Information Officer from 1991 through 1996. Mr. Goldman serves as a Director of CMGI Inc., Engage Technology, Inc., NaviSite, Inc. and PRT Group, Inc.

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

-------------------------

(1) From March 1998 to September 1998, Mr. Vincent served as the Chief Financial Officer of MangoSoft Corporation pursuant to an agreement between MangoSoft Corporation and Associated Venture Management ("AVM"). Selig Zises, a director and principal stockholder of the Company, is the Chairman of the Board of AVM. The cost of Mr. Vincent's services was $151,200, which was included in the $647,795 administrative fee charged to MangoSoft Corporation by AVM during 1998. In September 1998, MangoSoft Corporation negotiated an agreement with Mr. Vincent and his company RCG Real Estate ("RCG") under which Mr. Vincent continued to serve MangoSoft Corporation as its Chief Financial Officer, in consideration of which MangoSoft Corporation paid RCG $12,500 per month. In May 1999, Mr. Vincent was named the President and Chief Executive Officer of MangoSoft Corporation. Mr. Vincent continued to be compensated under the terms of the agreement with RCG through December 1999. On January 1, 2000, Mr. Vincent became an employee of the Company and the agreement with RCG was terminated. The Company believes the fees paid to AVM and RCG for Mr. Vincent's services during the respective periods were on terms as favorable as those available from non-affiliated persons.
(2) Mr. Jardine was paid no compensation for his services to the Company; he resigned effective with the consummation of the merger on September 7, 1999.
(3) The 1999 salary amounts reflect a partial year; Mr. Parsons began employment in August 1999 ; Mr. Stark began employment in September 1999.
(4)  Mr. Stark terminated employment with the Company effective April 1, 2000.
(5)  Bonus was earned in 1999 and paid in 2000.

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


                                                    Number of Common  Percentage of Common
Beneficial owners:                                    Shares Owned        Stock Owned
------------------                                  ----------------  --------------------
  Jay Zises (1) ................................       3,150,297             13.7%
  767 3rd Avenue, 16th Floor
  New York, New York 10017

  Palisade Private Partnership, L.P. ...........       3,000,000             13.0%
  One Bridge Plaza , Suite 695
  Fort Lee, NJ 07024

Directors and officers:
  Selig Zises (2) ..............................       3,015,537             13.1%
  Dale Vincent (3) .............................         427,135              1.9%
  Scott H. Davis (4) ...........................         250,000              1.1%
  Daniel J. Dietterich (5) .....................         250,000              1.1%
  Craig D. Goldman (6) .........................         230,000              1.0%
  Paul C. O'Brien (7) ..........................         200,000              *
  James M. Stark (8) ...........................         200,000              *
  Robert E. Parsons (9) ........................         160,000              *
  Dr. Ira Goldstein (10) .......................          75,000              *
  Ravi P. Singh (11) ...........................          50,000              *
                                                       ---------           -------

All directors and officers as a group ..........       4,857,672             21.1%

     *   Less than one percent.

(1) Total shares of common stock beneficially owned by Jay Zises, the brother of Selig Zises, include the following: 63,928 shares owned by Jay Zises; 2,652,375 shares owned by Delaware Guarantee & Trust TTEE FBO Jay Zises IRA (a self-directed IRA); 40,478 shares owned by Jay and Nancy Zises JTWROS; 169,932 shares owned by Guarantee & Trust TTEE FBO Jay Zises IRA DTD 7-9-92 (a self-directed IRA); 67,458 shares owned by Associated Capital LP; and 94,406 shares owned by Associated Capital Offshore LP. Nancy Zises is the wife of Jay Zises. Jay Zises is a limited partner in Associated Capital LP and Associated Capital Offshore LP, and has voting and dispositive power in respect of the common stock owned by such entities. Other than the Zises family relationships references in this table and the related footnotes, there are no affiliations between Jay Zises and any other persons or entities identified in such table or footnotes.
(2) Total shares of common stock beneficially owned by Selig Zises include the following: 2,692,606 shares owned by Selig Zises; 113,287 shares owned by Guarantee & Trust Co. TEE FBO Selig Zises R-IRA DTD 5-20-96 (a self-directed IRA); 68,799 shares owned by his daughter Lynn Zises; and 140,845 shares under contract for sale to qualified institutional investors for $100,000. Selig Zises is the brother of Jay Zises, both of whom are principal stockholders of the Company. Other than the Zises family relationships references in this table and the related footnotes, there are no affiliations between Selig Zises and any other persons or entities identified in such table or footnotes.
(3)  Includes 400,000 shares of unexercised vested stock options.
(4)  Includes 250,000 shares of unexercised vested stock options.
(5)  Includes 250,000 shares of unexercised vested stock options.
(6)  Includes 230,000 shares of unexercised vested stock options.
(7)  Includes 200,000 shares of unexercised vested stock options.
(8) Includes 100,000 shares of unexercised vested stock options and 100,000 shares of options that will vest and be exercisable in quarterly increments beginning January 1, 2000 through December 31, 2000.
(9) Includes 100,000 shares of unexercised vested stock options and 60,000 shares of options that will vest and be exercisable in quarterly increments beginning January 1, 2000 through December 31, 2000.
(10) Includes 75,000 shares of unexercised vested stock options.
(11) Includes 50,000 shares of unexercised vested stock options; excludes 300,000 shares owned by Punk Zeigel & Company for which Mr. Singh claims no beneficial ownership.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with directors and officers

            During 1998, AVM provided executive and administrative assistance to MangoSoft Corporation, including services performed by Mr. Dale Vincent through August 1998. Mr. Vincent was an employee of AVM and he served MangoSoft Corporation as a consultant. The cost of these services totaled $647,795 in 1998, including $151,200 for Mr. Vincent's services. In addition, MangoSoft Corporation issued warrants to purchase 25,000 shares of its common stock at an exercise price of $3.50 per share to AVM for services rendered. In 1999, AVM provided administrative assistance to the Company at a total cost of $64,888. Selig Zises, Director of the Company, is the Chairman of the Board of AVM. The Company believes that the fees paid to AVM for its executive and administrative services during 1999 and 1998 were on terms as favorable as those available from non-affiliated persons.

            In September 1998, MangoSoft Corporation established a consulting relationship with Dale Vincent, to serve as its interim Vice President and Chief Financial Officer. The consulting relationship continued when Mr. Vincent became President and Chief Executive Officer of MangoSoft Corporation. For his services, the Company compensated Mr. Vincent through his company, RCG, in the amount of $12,500 per month. Mr. Vincent was paid a total of $50,000 in 1998 and $150,000 in 1999. Mr. Vincent served MangoSoft Corporation through RCG because it was not clear at that time that he would join MangoSoft Corporation on a permanent basis. The Company believes that the fees paid to RCG for Mr. Vincent's services during 1999 and 1998 were on terms as favorable as those available from non-affiliated persons.

         In October 1998, MangoSoft Corporation issued a $1 million demand note to each of Selig Zises and Jay Zises. Both Selig Zises and Jay Zises are principal stockholders of MangoSoft, Inc. and Selig Zises is a director of MangoSoft, Inc. Such notes are unsecured, accrued interest at a rate of 8% per annum and were senior to all obligations of MangoSoft Corporation. In February 1999, each of the notes was converted into $1 million of the 12% Notes of MangoSoft Corporation. Over the following six months, Selig and Jay Zises advanced in the aggregate an additional $2,032,500 of interim financing, of which $2,000,000 represented the purchase of additional 12% Notes, in order for MangoSoft Corporation to meet its working capital needs. Also in February 1999, Palisade Private Partnership, L.P. ("Palisade") purchased $2 million principal of amount of 12% Notes. In September 1999, in connection with the Merger, the aggregate $6 million plus accrued interest on the 12% Notes held by Selig Zises, Jay Zises and Palisade were converted into 9,000,000 shares of common stock, so that 3,000,000 shares of common stock were issued to each of Selig Zises, Jay Zises and Palisade.

         Due to MangoSoft Corporation's continuing losses and lack of significant revenue, in February 1999 MangoSoft Corporation encountered difficulty with the issuance of the 12% Notes. Given the difficult market conditions at that time for this type of security issuance, the 12% Notes contained a beneficial conversion feature to make the investment more attractive to new investors. The beneficial conversion feature allowed for conversion of the 12% Notes into shares of common stock at 75% of the lowest cash price paid for any equity offering during the period from the date of the issuance of the 12% Notes to their conversion, subject to additional discounts for each month following the initial six-month period that the 12% Notes remained unpaid, with a maximum discount of 50%.

         At the time of the Merger, the conversion rate was 65% of the lowest cash price paid for common stock. However, to facilitate completion of the Merger in September 1999, an agreement was negotiated with Selig and Jay Zises and Palisade to convert the 12% Notes at 58% of the lowest price paid for the common stock, or $0.71 per share. The Company believes the terms of its borrowing arrangements with Selig and Jay Zises and Palisade were on terms as favorable as those available from non-affiliated persons.

         In December 1999, the Company issued to Selig Zises an 8% unsecured demand note for $200,000 principal amount which was senior to all the Company's obligations. On March 28, 2000, the Company repaid the $232,500 principal, including $32,500 outstanding from earlier in the year, plus related accrued interest owed to Selig and Jay Zises. The Company believes the terms of its borrowing arrangements with Selig and Jay Zises were on terms as favorable as those available from non-affiliated persons.

         The Company has an agreement with Craig D. Goldman, a director, pursuant to which Mr. Goldman shall receive grants of stock options exercisable at the current market price of the common stock on the date of grant equal to 1% of the Company's voting securities on a fully-diluted basis. The anti-dilution provision in respect of options granted to Mr. Goldman in connection with his joining the Board of Directors is in recognition of his knowledge, experience and extensive business relationships within the computer software and e-business fields. Options granted to Mr. Goldman are adjusted whenever there are significant new stock option grants or shares of common stock issued to others. In the absence of significant new grants to others, Mr. Goldman's options are adjusted on a quarterly basis. As of June 30, 2000, Mr. Goldman has been granted options to purchase 350,000 shares of common stock at exercise prices ranging from $1.25 to $4.00 per share. Options granted to Mr. Goldman have been included in the Company's issued and outstanding stock options granted to employee and non-employees. See Notes 9 and 11 of the Company's consolidated financial statements.

         In September 1999, in conjunction with the merger, all outstanding options and warrants to purchase shares of MangoSoft Corporation's common stock were terminated. New options to purchase the new common stock were issued in their place. The warrant to purchase 25,000 shares held by AVM, as discussed above, was not exercised and it terminated upon the merger.

         On May 27, 1999, MangoSoft Corporation and Steve Frank, MangoSoft Corporation's former Chief Executive Officer, reached a settlement agreement and general release of claims brought by both parties over the termination of Mr. Frank. As part of the settlement agreement, MangoSoft Corporation agreed to repurchase 200,000 shares of its common stock for the sum of $100,000 upon the completion of financing in the aggregate amount of $3,000,000. In connection with the Merger, the Company repurchased the 200,000 shares from Mr. Frank as agreed.

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


                                                 MANGOSOFT, INC.

                                             /s/ Dale Vincent
                                                 ------------------------
                                                 Dale Vincent
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

                         MANGOSOFT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                          INDEX TO FINANCIAL STATEMENTS


                                                                                                        Page
Independent Auditors' Report .........................................................................   24

Consolidated Statements of Operations For The Years Ended December 31, 1999 and 1998 and Cumulative
     For The Period From June 15, 1995 (Inception) To December 31, 1999 ..............................   25

Consolidated Balance Sheets as of December 31, 1999 and 1998 .........................................   26

Consolidated Statements of Stockholders' Equity (Deficiency) For The Years Ended December 31, 1999
     and 1998 and Cumulative For The Period From June 15, 1995 (Inception) To December 31, 1999 ......   27

Consolidated Statements of Cash Flows For The Years Ended December 31, 1999 and 1998 and Cumulative
     For The Period From June 15, 1995 (Inception) To December 31, 1999 ..............................   28

Notes to Consolidated Financial Statements ...........................................................   29

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






/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts

March 3, 2000
(April 11, 2000 as to the first three paragraphs of Note 14;
May 19, 2000 as to the last paragraph of Note 14)

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
                                                                                 ============    ============

                 See Notes to Consolidated Financial Statements.

                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                   Convertible Preferred       Convertible Preferred
                                                                     Stock, Series A             Stock, Series B
                                                                   --------------------        --------------------
                                                                   Shares        Amount        Shares        Amount
                                                                   -------      -------        -------      -------
Balance, June 15, 1995 (Inception).............................      --         $ --             --          $ --
 Issuance of common stock at $0.001 per share..................      --           --             --            --
 Issuance of convertible preferred stock at $0.67 per share,
    Series A, net of issuance costs of $26,998.................   2,250,000     22,500           --            --
 Issuance of convertible preferred stock at $2.67 per share,
    Series B, net of issuance costs of $14,401.................      --           --           750,002         7,500
 Net loss......................................................      --           --             --            --
                                                                  ---------  ------------  --------------  ----------
Balance, December 31, 1995.....................................   2,250,000     22,500         750,002         7,500
 Accretion of redeemable convertible preferred stock...........      --           --             --            --
 Net loss......................................................      --           --             --            --
                                                                  ----------  -----------  --------------  ----------
Balance, December 31, 1996.....................................   2,250,000     22,500         750,002         7,500
 Accretion of redeemable convertible preferred stock...........      --           --             --            --
 Net loss......................................................      --           --             --            --
                                                                  ----------  -----------  --------------  ----------
Balance, December 31, 1997.....................................   2,250,000     22,500         750,002         7,500
 Conversion of accounts payable................................      --           --             --            --
 Accretion of redeemable convertible preferred stock...........      --           --             --            --
 Net loss......................................................      --           --             --            --
                                                                  ----------  -----------  --------------  ----------
Balance, December 31, 1998.....................................   2,250,000     22,500         750,002         7,500
 Accretion of redeemable convertible preferred stock...........      --           --             --            --
 Purchase and retirement of common stock from related
   party.......................................................      --           --             --            --
 Adjustment to reflect the exchange of common stock in
   connection with the reverse merger..........................      --           --             --            --
 Issuance of common stock in exchange for preferred stock......  (2,250,000)   (22,500)       (750,002)       (7,500)
 Conversion of 12% senior secured convertible notes
   payable and related accrued interest........................      --           --             --            --
 Beneficial conversion feature of 12% convertible notes........      --           --             --            --
 Common stock held by former First American Clock
   shareholders................................................      --           --             --            --
 Issuance of common stock to placement agent ..................      --           --             --            --
 Issuance of common stock at $1.25 per share, net of issuance
   costs of $651,173...........................................      --           --             --            --
 Stock-based compensation......................................      --           --             --            --
 Net loss......................................................      --           --             --            --
                                                                  ----------  -----------  --------------  ----------
Balance, December 31, 1999.....................................      --         $ --             --          $ --
                                                                  ==========  ===========  ==============  ==========



                                                                          Common Stock           Additional
                                                                      --------------------        Paid-In          Deferred
                                                                      Shares        Amount        Capital         Compensation
                                                                      -------      -------      ------------     --------------
Balance, June 15, 1995 (Inception).............................        --          $ --            $ --             $  --
 Issuance of common stock at $0.001 per share..................      750,000         750             --                --
 Issuance of convertible preferred stock at $0.67 per share,
    Series A, net of issuance costs of $26,998.................        --            --           1,451,057            --
 Issuance of convertible preferred stock at $2.67 per share,
    Series B, net of issuance costs of $14,401.................        --            --           1,979,534            --
 Net loss......................................................        --            --              --                --
                                                                  -----------  -----------  ------------------  -----------------
Balance, December 31, 1995.....................................      750,000         750          3,430,591            --
 Accretion of redeemable convertible preferred stock...........        --            --            (486,523)           --
 Net loss......................................................        --            --              --                --
                                                                  -----------  -----------  ------------------  -----------------
Balance, December 31, 1996.....................................      750,000         750          2,944,068            --
 Accretion of redeemable convertible preferred stock...........        --            --          (1,598,096)           --
 Net loss......................................................        --            --                                --
                                                                  -----------  -----------  ------------------  -----------------
Balance, December 31, 1997.....................................      750,000         750          1,345,972            --
 Conversion of accounts payable................................       11,250          11             89,989            --
 Accretion of redeemable convertible preferred stock...........        --            --          (1,435,961)           --
 Net loss......................................................        --            --              --                --
                                                                  -----------  -----------  ------------------  -----------------
Balance, December 31, 1998.....................................      761,250         761             --                --
 Accretion of redeemable convertible preferred stock...........          --          --              --                --
 Purchase and retirement of common stock from related
   party.......................................................     (200,000)       (200)           (99,800)           --
 Adjustment to reflect the exchange of common stock in
   connection with the reverse merger..........................     (460,381)       (460)               460            --
 Issuance of common stock in exchange for preferred stock......    5,908,129       5,908         33,872,709            --
 Conversion of 12% senior secured convertible notes
   payable and related accrued interest........................    9,000,000       9,000          6,368,409            --
 Beneficial conversion feature of 12% convertible notes........        --            --           4,860,000            --
 Common stock held by former First American Clock
   shareholders................................................    1,575,000       1,575             (1,575)           --
 Issuance of common stock to placement agent...................      300,000         300            374,700            --
 Issuance of common stock at $1.25 per share, net of issuance
   costs of $651,173...........................................    3,000,000       3,000          3,095,827            --
 Stock-based compensation......................................       40,129          40         23,714,998       (2,980,343)
 Net loss......................................................        --            --             --                 --
                                                                  -----------  -----------  ------------------  -----------------
Balance, December 31, 1999.....................................   19,924,127     $19,924        $72,185,728      $(2,980,343)
                                                                  ===========  ===========  ==================  =================



                                                                    Deficit
                                                                  Accumulated
                                                                    During
                                                                  Development
                                                                     Stage                   Toys
                                                                    ------                   -----
Balance, June 15, 1995 (Inception).............................    $   --              $       --
 Issuance of common stock at $0.001 per share..................        --                     750
 Issuance of convertible preferred stock at $0.67 per share,
    Series A, net of issuance costs of $26,998.................        --               1,473,557
 Issuance of convertible preferred stock at $2.67 per share,
    Series B, net of issuance costs of $14,401.................        --               1,987,034
 Net loss......................................................   (1,119,683)          (1,119,683)
                                                                   -----------         -----------
Balance, December 31, 1995.....................................   (1,119,683)           2,341,658
 Accretion of redeemable convertible preferred stock...........        --                (486,523)
 Net loss......................................................   (6,115,576)          (6,115,576)
                                                                   -----------         -----------
Balance, December 31, 1996.....................................   (7,235,259)          (4,260,441)
 Accretion of redeemable convertible preferred stock...........        --              (1,598,096)
 Net loss......................................................  (15,780,995)         (15,780,995)
                                                                   -----------        -------------
Balance, December 31, 1997.....................................  (23,016,254)         (21,639,532)
 Conversion of accounts payable................................        --                  90,000
 Accretion of redeemable convertible preferred stock...........   (1,198,521)          (2,634,482)
 Net loss......................................................  (13,073,913)         (13,073,913)
                                                                   -----------        --------------
Balance, December 31, 1998.....................................  (37,288,688)         (37,257,927)
 Accretion of redeemable convertible preferred stock...........   (1,884,923)          (1,884,923)
 Purchase and retirement of common stock from related
   party.......................................................        --                (100,000)
 Adjustment to reflect the exchange of common stock in
   connection with the reverse merger..........................       --                   --
 Issuance of common stock in exchange for preferred stock......       --               33,848,617
 Conversion of 12% senior secured convertible notes
   payable and related accrued interest........................       --                6,377,409
 Beneficial conversion feature of 12% convertible notes........       --                4,860,000
 Common stock held by former First American Clock
   shareholders................................................       --                   --
 Issuance of common stock to placement agent...................       --                  375,000
 Issuance of common stock at $1.25 per share, net of issuance
   costs of $651,173...........................................       --                3,098,827
 Stock-based compensation......................................       --               20,734,695
 Net loss......................................................  (33,021,645)         (33,021,645)
                                                                  -----------       --------------
Balance, December 31, 1999..................................... $(72,195,256)         $(2,969,947)
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

         Immediately after the Merger, the former common and preferred stockholders of MangoSoft Corporation held 6,008,998 shares of the Company's common stock, while the former common stockholders of First American held 1,575,000 shares of the Company's common stock. In addition, the 12% Senior Secured Convertible Notes (the "12% convertible notes") in the aggregate of $6,000,000 held by creditors of MangoSoft Corporation were converted into an aggregate of 9,000,000 shares of the Company's common stock. As part of the Merger, the Company completed a Private Placement (the "Private Placement") of 3,000,000 shares of common stock for net proceeds of $3,098,827. The Company also issued 300,000 shares of common stock to the placement agent in respect for such Private Placement.

         At the time of the merger, the common shares issued to the former stockholders of MangoSoft Corporation represented a majority of the Company's common sttock, enabling them to retain voting and operating control of the Company. Because First American was a non-operating entity and the closing of the Private Placement was contingent upon the closing of the Merger, the Merger was accounted for as a capital transaction and was treated as a reverse acquisition as the shareholders of MangoSoft Corporation received the larger portion of the voting interests in the combined enterprise. Estimated costs of the Merger of $276,173 and the value ($375,000) of the 300,000 shares of common stock issued to the placement agent have been recorded as issuance costs of the Private Placement.

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

         In February 1999, the Company issued $4,000,000 in 12% convertible notes, which included $2,000,000 from conversion of the demand notes issued to the two stockholders in 1998. Subsequent to the February 1999 issuance, the two stockholders purchased an additional $2,000,000 in 12% convertible notes to enable the Company to meet its financing needs. The 12% convertible notes were secured by substantially all of the Company's assets, and were convertible into common stock at the option of the holder at $3.50 per common share, or at 75% of the lowest cash price paid in any equity offering during the period the 12% convertible notes were outstanding. In addition, the conversion price would continue to decrease by 5% per month for each month following the initial six-month period the 12% convertible notes remained unpaid, provided that the final conversion price would never be lower than 50% of the lowest price paid by investors in any equity financing. The total $6,000,000 in 12% convertible notes plus the related accrued interest of $377,409 was converted into 9,000,000 shares of MangoSoft, Inc. common stock at a value of $.71 per share in connection with the merger.

         The 12% convertible notes contained a beneficial conversion feature which allowed their conversion into common stock at less than the fair market value of the common stock. As part of the Merger, the Company completed the Private Placement of 3,000,000 shares of its common stock at $1.25 per share for net proceeds of $3,098,827. This per share value was the lowest cash price paid in any equity offering during the period the 12% convertible notes were outstanding. At the time of the Merger, the terms of the 12% convertible notes allowed for its conversion at 65% of the $1.25 per share equity offering price, or $0.81 per share. To facilitate the completion of the Company's Merger, a Note Conversion Agreement was entered into between the Company and the holders of the 12% convertible notes which allowed for their conversion at $0.71 per share (including accrued interest), or $0.54 per share below fair market value of the Company's common stock. In accordance with EITF Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the difference of $4,860,000 was recognized as a beneficial conversion feature through a charge to interest expense and a credit to additional paid-in capital.

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

         The Redeemable Preferred Stock had no stated dividend rate. The holders were entitled to receive dividends had dividends been declared on either the Company's common stock or the Series A and B Convertible Preferred Stock. The Company has not declared dividends since its inception. Information with respect to the issuance of the Redeemable Preferred Stock is as follows:

                                                  Issuance Date    Net Proceeds
                                                  -------------    ------------
     Series C Redeemable Preferred Stock,
     1,500,000 shares at $6.00 per share, net
     of offering costs of $783,355                  June 1996      $ 8,216,645

     Series D Redeemable Preferred Stock,
     799,751 shares at $8.00 per share, net
     of offering costs of $351,020                  April 1997       6,046,988

     Series E Redeemable Preferred Stock,
     1,450,000 shares at $9.00 per share, net
     of offering costs of $272,893                December 1997     12,777,107
                                                                    ----------
                                                                  $ 27,040,740
                                                                  ------------

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

         In addition, the holders of the Redeemable Preferred Stock were entitled to receive preference to the holders of the common stock in the event of liquidation. On June 15, 2001, the Company may have been required, at the option of the holders of a majority of the then outstanding Series C, Series D and Series E Preferred Stock, to redeem 33 1/3% of the outstanding shares of the Series C, Series D and Series E Preferred Stock, and 50% and 100% of all outstanding shares on the first and second anniversaries from June 15, 2001, respectively. In the event of such a mandatory redemption, the holders of the Redeemable Preferred Stock would have received a price equal to the original issue price plus an annual compounded dividend of 8%. Accordingly, to reflect the mandatory redemption feature, the Company recorded accretion on the Redeemable Preferred Stock of $1,884,923, $2,634,482 and $6,604,024 in 1999, 1998 and cumulative for the period from June 15 (inception) to December 31, 1999, respectively.

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

         Holders of the Convertible Preferred Stock had the right and option to convert the preferred shares, at any time, into shares of common stock. Each share of Convertible Preferred Stock would initially convert into one share of common stock. The conversion rate was adjusted for stock splits, combinations, stock dividends and distributions. The Convertible Preferred Stock had voting rights equal to the number of shares of common stock into which it was convertible, and a preference over the holders of the common stock in the event of liquidation. In the event of a public offering of the common stock or upon written notice of at least 51% of all the then outstanding shares, the Series A Preferred Stock and Series B Preferred Stock would automatically convert into common stock at the applicable conversion rate. The Convertible Preferred Stock had no stated dividend rate. The holders were entitled to receive dividends had dividends been declared on the Company's common stock. The Company has not declared dividends since inception.


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
                        =========                                                   =========

         At December 31, 1999, all of the outstanding options to employees and non-employees contained SARs.

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

         The Company has an agreement with one of its directors pursuant to which the director shall receive grants of stock options exercisable at the current market price of the Company's common stock on the date of grant equal to 1% of the voting securities of the Company on a fully-diluted basis. Options granted to this director have been included in the Company's issued and outstanding stock options granted to employees and non-employees. See Note 9.

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

          On May 19, 2000, the Company's stockholders approved the Company's 1999 Incentive Compensation Plan, as amended and restated, including increasing the number of shares available to grant under the Plan from 3,500,000 to 8,000,000 shares.

                                     *******

                                  EXHIBIT INDEX



EXHIBIT              DESCRIPTION
-------              ------------

    11               Computation of Net Loss Per Common Share
    21               Subsidiary of the Registrant
    27               Financial Data Schedules