Form 10KSB/A
period 1999-12-31
MANGOSOFT INC
filed 2000-09-14
CIK 947969

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------

                               AMENDMENT NO. 2 TO
                                   FORM 10-KSB


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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [ X ] No [   ]

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


                                                 MANGOSOFT, INC.

                                             /s/ Dale Vincent
                                                 ------------------------
                                                 Dale Vincent
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)
                                                 September 14, 2000

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