Form 10QSB/A
period 1999-09-30
MANGOSOFT INC
filed 2000-11-13
CIK 947969

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ------------

                                 FORM 10-QSB/A


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

                        Commission File Number: 0-30781

                                 MANGOSOFT, INC.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

                 NEVADA                                 87-0543565
                 ------                                 ----------
   (State or other jurisdiction of                (IRS Employer ID. No.)
    incorporation or organization)

                         1500 West Park Drive, Suite 190
                              WESTBOROUGH, MA 01581
                              ---------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code:   (508) 871-7397

      FIRST AMERICAN CLOCK CO., 953 EAST SOUTH, SALT LAKE CITY, UTAH 84106
      --------------------------------------------------------------------
         (Former name and former address, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          COMMON STOCK                         19,883,998 SHARES
          ------------                         -----------------
         $.001 Par Value                (Outstanding on November 14, 1999)

                         MANGOSOFT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                             INDEX TO FORM 10-QSB/A



PART I.   FINANCIAL INFORMATION

ITEM 1--Financial Statements:

Condensed Consolidated Statements of Operations for the Three
  Months Ended September 30, 1999 and 1998, as restated ......................3

Condensed Consolidated Statements of Operations for the Nine
  Months Ended September 30, 1999 and 1998 and Cumulative for
  the Period From June 15, 1995 (Inception) to September 30, 1999,
  as restated.................................................................4

Condensed Consolidated Balance Sheets as of September 30, 1999
  and December 31, 1998, as restated..........................................5

Condensed Consolidated Statements of Cash Flows for the Nine
  Months Ended September 30, 1999 and 1998 and Cumulative for
  the Period From June 15, 1995 (Inception) to September 30, 1999,
  as restated.................................................................6

Notes to Condensed Consolidated Financial Statements .........................7

ITEM 2-- Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..............................................17

PART II.  OTHER INFORMATION

ITEM 1--Legal Proceedings ...................................................26

ITEM 2--Changes in Securities ...............................................26

ITEM 3--Defaults Upon Senior Securities .....................................26

ITEM 4--Submission of Matters to a Vote of Security Holders ................ 26

ITEM 5--Other Information .................................................. 27

ITEM 6--Exhibits and Reports on Form 8-K ................................... 27

Signatures ................................................................. 28

                          PART I. FINANCIAL INFORMATION

                         MANGOSOFT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                                 --------------------------------
                                                                                   1999(1)              1998(1)
                                                                                 -----------          -----------

Revenues .....................................................................  $     27,775      $      1,138
Cost of revenues .............................................................            --             4,486
                                                                                ------------      ------------
          Gross margin .......................................................        27,775            (3,348)

Costs and expenses:

  Research and development (excluding stock-based
    compensation expense of $4,060,631 in 1999) ..............................     1,274,944         1,618,116

  Selling and marketing (excluding stock-based compensation
    expense of $478,802 in 1999) .............................................       152,076           243,134

  General and administrative (excluding stock-based compensation expense of
   $4,031,182 in 1999) .......................................................       292,079           905,586

  Stock-based compensation expense ...........................................     8,570,615                --

  Consulting fees to related parties .........................................        31,595                --
                                                                                ------------      ------------
          Total operating costs and expenses .................................    10,321,309         2,766,836
                                                                                ------------      ------------
Loss from operations..........................................................   (10,293,534)       (2,770,184)

Interest income ..............................................................         3,760            16,311

Interest  expense  to  related  parties  (including $3,027,375
related to a beneficial conversion feature in 1999) ..........................    (3,099,759)               --

Other interest expense (including $1,832,625 related
  to a beneficial conversion feature in 1999) ................................    (1,881,292)          (22,238)
                                                                                 -----------       -----------
          Total interest expense .............................................    (4,981,051)          (22,238)

Other income (expense), net ..................................................        (5,485)               --
                                                                                 -----------       -----------

Net loss .....................................................................   (15,276,310)       (2,776,111)
Accretion of preferred stock .................................................      (471,231)         (658,422)
                                                                                 -----------       -----------

Net loss applicable to common stockholders ...................................  $(15,747,541)     $ (3,434,533)
                                                                                ============      ============

Net loss per common share - basic and diluted ................................  $      (2.98)     $     (25.08)
                                                                                ============      ============

Shares used in computing basic and diluted net loss per
   common share ..............................................................     5,288,353           136,949
                                                                                ============      ============

(1) As restated.  See note 12.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                        CUMULATIVE FROM
                                                                      NINE MONTHS ENDED SEPTEMBER 30,    JUNE 15, 1995
                                                                      ------------------------------    (INCEPTION) TO
                                                                        1999(1)             1998(1)   SEPTEMBER 30, 1999(1)
                                                                      -----------         ----------  ---------------------

Revenues .......................................................     $     35,766      $    245,406      $    281,172
Cost of revenues ...............................................              363            91,529            91,892
                                                                     ------------      ------------      ------------
  Gross margin .................................................           35,403           153,877           189,280

Costs and expenses:
  Research and development (excluding stock-based
    compensation expense of $4,060,631 in 1999 and cumulative
    from June 15, 1995 (Inception) to September 30, 1999) ......        3,372,695         5,241,567        21,937,263

  Selling and marketing (excluding stock-based compensation
    expense of $478,802 in 1999 and cumulative from June 15,
    1995 (Inception) to September 30, 1999) ....................          211,701         2,586,971         9,298,371

  General and administrative (excluding stock-based
    compensation expense of $4,031,182 in 1999 and cumulative
    from June 15, 1995 (Inception) to September 30, 1999) ......        1,611,558         2,370,679         9,985,212

  Stock-based compensation expense .............................        8,570,615                --         8,570,615

  Consulting fees to related parties ...........................           51,198           350,000           698,993
                                                                     ------------      ------------      ------------
          Total operating costs and expenses ...................       13,817,767        10,549,217        50,490,454
                                                                     ------------      ------------      ------------
Loss from operations ...........................................      (13,782,364)      (10,395,340)      (50,301,174)

Interest income ................................................            7,031           163,478           572,107

Interest  expense  to  related  parties  (including $3,027,375 related to a  beneficial  conversion  feature in 1999 and
    cumulative from June 15, 1995 (Inception) to September
    30, 1999) ..................................................       (3,265,868)               --         3,285,594)

Other interest expense (including $1,832,625 related to a
    beneficial conversion feature in 1999 and cumulative from
    June 15, 1995 (Inception) to September 30, 1999) ...........       (1,958,125)          (30,175)       (2,007,632)
                                                                     ------------      ------------      ------------
          Total interest expense ...............................       (5,223,993)          (30,175)       (5,293,226)
Other income (expense), net ....................................           (6,200)               --           (73,400)
                                                                     ------------      ------------      ------------
Net loss .......................................................      (19,005,526)      (10,262,037)      (55,095,693)
Accretion of preferred stock ...................................       (1,884,923)       (1,976,063)       (6,604,024)
                                                                     ------------      ------------      ------------
Net loss applicable to common stockholders .....................     $(20,890,449)     $(12,238,100)     $(61,699,717)
                                                                     ============      ============      ============
Net loss per common share - basic and diluted ..................     $     (11.15)           (89.95)
                                                                     ============      ============
Shares used in computing basic and diluted net loss per
    common share................................................        1,872,953           136,049
                                                                     ============      ============


(1) As restated.  See note 12.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        SEPTEMBER 30, 1999(1)   DECEMBER 31, 1998
                                                        ---------------------   -----------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...........................     $  2,294,607      $    232,637
   Accounts receivable .................................               --             9,458
   Inventory ...........................................               --               275
   Prepaid insurance ...................................          173,475                --
   Other prepaid expenses and current assets ...........           12,350             3,591
                                                             ------------      ------------
     Total current assets ..............................        2,480,432           245,961

Property and equipment, at cost ........................        2,078,631         2,037,008
Accumulated depreciation ...............................       (1,897,652)       (1,830,744)
                                                             ------------      ------------
     Property and equipment, net .......................          180,979           206,264

DEPOSITS AND OTHER ASSETS ..............................            5,943             5,943
                                                             ------------      ------------
     TOTAL .............................................     $  2,667,354      $    458,168
                                                             ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Demand notes payable to related parties .............     $     32,500      $  2,000,000
   Other short-term debt ...............................          136,088           750,000
   Accrued expenses to related parties .................          798,993           647,795
   Accounts payable, including past due amounts ........        1,876,622         1,768,456
   Accrued payroll .....................................          287,584           142,834
   Accrued merger costs ................................          216,171                --
   Other accrued expenses ..............................          437,304           424,172
   Deferred revenue ....................................               --            19,160
                                                             ------------      ------------
     Total current liabilities .........................        3,785,262         5,752,417

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
   Redeemable convertible preferred stock, Series C                    --        10,536,748
   Redeemable convertible preferred stock, Series D                    --         7,193,384
   Redeemable convertible preferred stock, Series E                    --        14,233,546
                                                             ------------      ------------
                 Total redeemable preferred stock ......               --        31,963,678
                                                             ------------      ------------

STOCKHOLDERS' DEFICIENCY:
   Convertible preferred stock, Series A ...............               --            22,500
   Convertible preferred stock, Series B ...............               --             7,500
   Common stock ........................................           19,884               761
   Additional paid-in capital ..........................       58,842,503                --
   Deferred compensation ...............................       (1,801,158)               --
   Deficit accumulated during the development stage ....      (58,179,137)      (37,288,688)
                                                             ------------      ------------
     Total stockholders' deficiency ....................       (1,117,908)      (37,257,927)
                                                             ------------      ------------
TOTAL...................................................     $  2,667,354      $    458,168
                                                             ============      ============

(1) As restated.  See note 12.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                            CUMULATIVE FROM
                                                                        NINE MONTHS ENDED SEPTEMBER 30,      JUNE 15, 1995
                                                                        -------------------------------      (INCEPTION) TO
                                                                            1999(1)            1998       SEPTEMBER 30, 1999(1)
                                                                        ---------------   -------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................................  $(19,005,526)   $  (10,262,037)    $ (55,096,693)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .....................................        82,662           499,010         2,018,476
     Stock-based compensation ........................................     8,570,615                --         8,570,615
     Beneficial conversion feature of 12% convertible notes ..........     4,860,000                --         4,860,000
     Accrued interest converted into paid-in capital in connection
        with  the conversion of the 12% convertible notes ............       377,409                --           377,409
   Loss on disposal of equipment .....................................            --                --            71,942
   (Decrease) increase in cash from:
     Accounts receivable .............................................         9,458           140,063                --
     Inventory .......................................................           275            62,358                --
     Prepaid insurance and other current assets ......................       (46,146)           68,280           (49,737)
     Deposits and other assets .......................................            --           172,172            (5,943)
     Accrued expenses to related parties .............................        51,198           350,000           698,993
     Accounts payable ................................................       108,183          (802,379)        1,876,639
     Accrued payroll .................................................       144,749            76,952           287,583
     Other accrued expenses ..........................................        13,132            43,023           437,304
     Deferred revenue ................................................       (19,160)         (130,361)               --
                                                                        ------------      ------------      ------------
               Net cash used in operating activities .................    (4,853,151)       (9,782,919)      (35,952,412)
                                                                        ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment ...........................       (57,377)         (158,216)       (2,284,146)
   Payment of merger costs ...........................................       (60,002)               --           (60,002)
   Proceeds from sale of fixed assets ................................            --                --            12,749
                                                                        ------------      ------------      ------------
          Net cash used in investing activities ......................      (117,379)         (158,216)       (2,331,399)
                                                                        ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common and preferred stock .........     3,750,000           203,837        34,545,918
    Proceeds from issuance of notes to related parties ...............     2,032,500                --         4,332,500
    Proceeds from other debt financings ..............................     2,000,000           750,000         2,750,000
    Repayments of other debt financings ..............................      (750,000)               --          (750,000)
                                                                        ------------      ------------      ------------
               Net cash provided by financing activities .............     7,032,500           953,837        40,578,418
                                                                        ------------      ------------      ------------
NET INCREASE (DECREASE)  IN CASH AND EQUIVALENTS .....................     2,061,970        (8,987,298)        2,294,607

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................       232,637         9,366,392                --
                                                                        ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................  $  2,294,607    $      379,094     $   2,294,607
                                                                        ============      ============      ============

(1)  As restated. See note 12.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MANGOSOFT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF BUSINESS

         MangoSoft, Inc. and subsidiaries (a development stage company) ("the Company") develop and market advanced software technology to simplify, expand and integrate networking and pooled use of computer resources. It is engaged in a single operating segment of the computer software industry.

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

         The Company, without audit, has prepared the accompanying condensed consolidated financial statements. In the opinion of management, these unaudited interim condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management are of a normal recurring nature, necessary to fairly state MangoSoft, Inc. and subsidiaries' financial position, cash flows and the results of operations for the periods presented and have been prepared on a basis substantially consistent with the audited financial statements as at December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's Form 8-K.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.

2.       MERGER TRANSACTION AND BASIS OF PRESENTATION

         On September 7, 1999, MangoMerger Corp., a wholly-owned subsidiary of First American Clock Co. ("First American"), merged with and into MangoSoft Corporation, pursuant to an Agreement and Plan of Merger ("the Merger") dated August 27, 1999. Following the merger the business to be conducted by First American was the business conducted by MangoSoft Corporation prior to the merger. In conjunction with the merger, First American, which is the legal acquirer and surviving legal entity, changed its name to MangoSoft, Inc. ("MangoSoft, Inc.").

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

         Pro Forma Disclosure (Unaudited)- The following table represents the unaudited pro forma results of operations for the nine months ended September 30, 1999 and 1998 assuming the Merger had occurred on January 1, 1998, the beginning of the earliest period presented in the accompanying condensed consolidated financial statements. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the Merger occurred at that date or of results which may occur in the future.

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                              1999              1998
                                                              ----              ----
          Revenue ....................................    $     35,678    $    245,406
          Loss from operations .......................     (13,782,902)    (10,359,688)
          Net loss ...................................     (18,646,937)    (10,286,378)
          Net loss applicable to common shares .......     (18,646,937)    (10,286,378)

          Net loss per common share ..................    $      (0.97)   $      (1.35)
          Shares used in computing net loss per common
                 share ...............................      19,217,331       7,610,219

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

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Estimates include such items as reserves for estimated product returns and allowances, the valuation allowance of deferred tax assets, useful lives of other assets, property and equipment, and accrued liabilities. Actual results could differ from those estimates.

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

         Inventory - Inventory is stated at a lower of cost or market using the first-in, first-out method. Inventory consists of costs associated and packaging of software.

         Property and Equipment - Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives (one to five years) of the related assets. The Company periodically evaluates the recoverability of its long-lived assets based on the expected, undiscounted cash flows and recognizes impairment, if any, based on discounted cash flows.

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

                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,             CUMULATIVE
                                                                   -------------------             SINCE
                                                                   1999           1998           INCEPTION
                                                                   ----           ----           ---------
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for interest .................   $    11,102     $    25,487     $    80,335

 NON CASH ACTIVITIES
   Merger-related transactions:
      Conversion of redeemable convertible preferred
        stock to common stock ..............................   $33,818,617     $        --     $33,818,617
      Conversion of convertible preferred stock to common
        stock ..............................................        30,000              --          30,000
      Conversion of 12% convertible notes to common stock        6,000,000              --       6,000,000
      Beneficial conversion feature on conversion of 12%
        convertible notes ..................................     4,860,000              --       4,860,000
      Conversion of accrued interest payable into common
        stock ..............................................       377,409              --         377,409
      Repurchase of Company stock ..........................       100,000              --         100,000
      Accrued merger costs .................................       300,000                         300,000
      Common stock issued in lieu of investment banking
        fees ...............................................           300              --             300
      Issuance of note to finance prepaid insurance ........       136,088              --         136,088
      Accretion of redeemable convertible preferred
        stock ..............................................     1,884,923       1,976,063       6,604,024
      Conversion of accounts payable to common stock .......            --          90,000          90,000


4.       FUNDING OF OPERATIONS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the nine months ended September 30, 1999 and 1998, and cumulative since inception, the Company incurred net losses of $19,005,526, $10,262,037 and $55,095,693, respectively, and at September 30, 1999, a substantial portion of its accounts payable were past due. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Based upon the Company's present financial position, management believes that the Company has sufficient capital to fund operations through January 2000.

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

5.       SHORT-TERM DEBT

         Short-term debt consisted of the following at:

                                      SEPTEMBER 30,   DECEMBER 31,
                                         1999             1998
                                      -------------   ------------
Notes payable to related parties ...   $   32,500     $2,000,000
Notes payable to insurance company..      136,088             --
Equipment term loan due to bank ....           --        750,000
                                       ----------     ----------
     Total .........................   $  168,588     $2,750,000
                                       ----------     ----------


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

         The Redeemable Preferred Stock had no stated dividend rate. The holders were entitled to receive dividends had dividends been declared on either the Company's common stock or the Series A and B Convertible Preferred Stock. The Company has not declared dividends since its inception. Information with respect to the issuance of the Redeemable Preferred Stock is as follows:


                                                          ISSUANCE DATE      NET PROCEEDS
                                                          -------------      ------------
Series C Redeemable Preferred Stock, 1,500,000 shares
 at $6.00 per share, net of offering costs of $783,355       June 1996       $ 8,216,645
Series D Redeemable Preferred Stock, 499,751 shares
 at $8.00 per share, net of offering costs of $351,020      April 1997         6,046,988
Series E Redeemable Preferred Stock, 1,450,000 shares
 at $9.00 per share, net of offering costs of $272,893     December 1997      12,777,107
                                                                             -----------
                                                                             $27,040,740
                                                                             ===========

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

         In addition, the holders of the Redeemable Preferred Stock were entitled to receive preference to the holders of the common stock in the event of liquidation. On June 15, 2001, the Company may have been required, at the option of the holders of a majority of the then outstanding Series C, Series D and Series E Preferred Stock, to redeem 33 1/3% of the outstanding shares of the Series C, Series D and Series E Preferred Stock, and 50% and 100% of all outstanding shares on the first and second anniversaries from June 15, 2001, respectively. In the event of such a mandatory redemption, the holders of the Redeemable Preferred Stock would have received a price equal to the original issue price plus an annual compounded dividend of 8%. Accordingly, to reflect the mandatory redemption feature, the Company recorded accretion on the Redeemable Preferred Stock of $1,884,923, $1,976,063 and $6,604,024 for the nine months ended September 20, 1999 and 1998 and cumulative for the period from June 15 (inception) to September 30, 1999, respectively.

7.       STOCKHOLDERS' EQUITY (DEFICIENCY)

MangoSoft, Inc.

         Common stock - At September 30, 1999, the Company had authorized 100,000,000 shares of $.001 common stock, of which 19,883,998 shares were issued and outstanding, and 3,500,000 shares are reserved for issuance pursuant to the Company's 1999 Incentive Compensation Plan.

         Preferred stock - At September 30, 1999, the Company had authorized 5,000,000 shares of preferred stock, $.001 par value per share, of which no shares were issued and outstanding.

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

8.     STOCK OPTION PLAN

         In connection with the Merger, the Company adopted the 1999 Incentive Compensation Plan (the "Plan"). The Plan, as amended, provides for the issuance of up to 3,500,000 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. The exercise price of the option is not less than the fair market value at the date of grant.

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

         At September 30, 1999, compensation related to the SARs totaled $10,209,456 based on the market price of $4.875 at that date compared to the fair market value at the dates of grant. Because a substantial portion of the options are vested, the charge to expense in the three months ended September 30, 1999 was $8,408,298. The balance of $1,801,158 relates to unvested options and will be charged to expense over the vesting period. Based on the number of vested options at September 30, 1999, $1 increase in the market price of the Company's common stock results in the immediate recognition of compensation expense of approximately $3,000,000.

         In connection with the merger, the Company granted 405,590 options to non-employees. The options were fully vested at the date of grant and the Company recorded an expense of $162,317 related to these grants. The fair value of the stock options awarded to non-employees on the grant date was $.40 per share, calculated using the Black-Scholes option pricing model, with a risk-free interest rate of 6.0%, an expected option life of two years, no dividends and a volatility of 50%.

         The following table sets forth information regarding the options outstanding at September 30, 1999:

                                   AVERAGE     NUMBER        PRICE OF
EXERCISE   NUMBER OF   EXERCISE   REMAINING   CURRENTLY     CURRENTLY
 PRICE      SHARES      PRICE        LIFE    EXERCISABLE   EXERCISABLE
--------   ---------   --------   ---------  -----------   -----------

$1.25     2,982,832     $1.25      10 Years   2,492,695       $1.25

         At September 30, 1999, all of the outstanding options to employees and non-employees contained SARs.

         Pro Forma Disclosure - As discussed in Note 3, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options. Had the Company used the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to measure compensation, the reported net loss for the nine months ended September 30, 1999 would have been $19,359,992. For purposes of calculating the pro forma effects on net loss, the fair value of options on their grant date was measured using the Black-Scholes Model with a risk-free interest rate of 6.0%, an expected option life of two years, no dividends and a volatility of 5%. Options granted during the nine months ended September 30, 1999 had a weighted average grant date fair value of $0.14.

9.    COMMITMENTS AND CONTINGENCIES

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

10.    TRANSACTIONS WITH STOCKHOLDERS

         Notes Payable - As discussed in Note 5, the Company received $2,000,000 of financing in 1998 from two stockholders. The demand notes, including accrued interest thereon, were converted into 12% Senior Secured Convertible Notes (the "Notes") in February 1999. During the period from February 1999 through September 1999, these two stockholders advanced an additional $2,032,500 in interim financing, of which $2 million represented the purchase of additional Notes. In connection with the Merger, the Notes, including accrued interest, were converted into MangoSoft, Inc. common stock.

       Other Stockholder Loans - As discussed in Note 5, the Company received $400,000 in interim financing from two additional stockholders in advance of the merger. The loans automatically converted into common stock in conjunction with the merger.

         Administrative Services - During 1999 and 1998, a stockholder provided administrative assistance to the Company. Amounts expensed and accrued for such services approximated $698,993 and are included as an accrued expense in the accompanying balance sheets.

         Repurchase of Common Stock - In connection with the Merger, MangoSoft agreed to repurchase 200,000 shares of common stock from one of its stockholders for $100,000. The shares of common stock have been reacquired and the amount owed of $100,000 has been reflected as an accrued liability.

11.    GEOGRAPHIC SALES INFORMATION AND MAJOR CUSTOMERS

         The Company's sales by geographic area were approximately 88% in Japan and 12% in North America in both the nine months ended September 30, 1999 and 1998. One customer accounted for 88% of the 1999 sales and another customer accounted for approximately 88% of the sales in 1998.

12.    RESTATEMENT

         Subsequent to the filing of the Company's Quarterly Report on Form 10-QSB, the Company's management determined that the unaudited condensed consolidated financial statements contained errors. Management determined that
(1) options granted in conjunction with the Merger (see Note 2) should have been accounted for as variable plan awards and (2) a beneficial conversion feature should have been recognized on the conversion of the Notes (see Note 5) at the time of the Merger and (3) the Company's weighted average shares outstanding for the periods prior to the merger were incorrect. In addition, certain other adjustments and reclassifications have been reflected in the 1999 and 1998 financial statements for fair presentation.

         The accompanying restatements reflect the aforementioned corrections to the unaudited condensed consolidated financial statements for the three and nine-month periods ended September 30, 1999 and the cumulative results of operations from June 15, 1995 (inception) to September 30, 1999. The significant effects of the restatements are as follows:

                                         AS OF SEPTEMBER 30, 1999
                                    --------------------------------
                                    AS PREVIOUSLY
                                      REPORTED           AS RESTATED
                                      --------           -----------
Deposits and other assets ....     $     59,320        $      5,943
Additional paid-in-capital ...       43,586,903          58,842,503
Deferred compensation ........               --          (1,801,158)
Deficit accumulated during the
   development stage .........      (44,595,713)        (58,179,137)


                                THREE MONTHS ENDED SEPTEMBER 30, 1999  NINE MONTHS ENDED SEPTEMBER 30, 1999
                                -------------------------------------  ------------------------------------
                                    AS PREVIOUSLY                         AS PREVIOUSLY
                                      REPORTED           AS RESTATED        REPORTED       AS RESTATED
                                      --------           -----------        --------       -----------

General and administrative ...    $     438,293     $     292,079      $  1,513,025      $  1,611,558
Stock-based compensation .....               --         8,570,615                --         8,570,615
Loss from operations .........       (1,846,381)      (10,293,534)       (5,062,005)      (13,782,364)
Total interest expense .......         (121,051)       (4,981,051)         (363,933)       (5,223,993)
Net loss applicable to common
   shareholders ..............       (2,438,038)      (15,747,541)       (7,307,025)      (20,890,449)
Net loss per common share -
   basic and diluted .........            (0.32)            (2.98)            (2.02)           (11.15)
Shares used in computing basic
   and diluted net loss per
   common share ..............        7,678,000         5,288,353         3,609,333         1,872,953

                                    CUMULATIVE FROM JUNE 15, 1995
                                  (INCEPTION) TO SEPTEMBER 30, 1999
                                  ---------------------------------
                                  AS PREVIOUSLY
                                    REPORTED        AS RESTATED
                                    --------        -----------

General and administrative ..     $ 10,016,733      $  9,985,212
Stock-based compensation ....               --         8,570,615
Loss from operations ........      (41,648.015)      (50,301,174)
Total interest expense ......         (433,226)       (5,293,226)
Net loss applicable to common
   shareholders .............      (48,116,293)      (61,699,717)


                                 NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 ------------------------------------
                                    AS PREVIOUSLY
                                     REPORTED         AS RESTATED
                                     --------         -----------
Revenues .....................     $    308,260      $    245,406
General and administrative ...        2,433,533         2,370,679
Net loss applicable to common
   shareholders ..............      (12,238,100)      (12,238,100)
Net loss per common share -
   basic and diluted .........            (7.77)           (89.95)
Shares used in computing basic
   and diluted net loss per
   common share ..............        1,575,000           136,049


                                     *******

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The discussion below assumes that the Company can continue to do business on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended September 30, 1999 and 1998, and cumulative since inception, the Company incurred net losses of $19,005,526, $10,262,037 and $55,095,693, respectively, and at September 30,
1999, a substantial portion of it's accounts payable were past due. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         In addition, the financial statements do not include any adjustments relating to the recoverability of assets and the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing, and ultimately to attain profitability. During the remainder of 1999, management expects to continue to reduce operating expenses, consolidate operations, and seek additional equity and debt financing. Management also seeks to further develop markets for the Company's product by establishing license and contractual agreements with OEMs (Original Equipment Manufacturers).

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

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains trend analysis and other forward-looking statements. Actual results could differ materially from those set forth in the forward-looking statements as a result of factors set forth elsewhere herein, including under "--Risk Factors." This discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the periods specified and the associated notes. Further reference should be made to the Company's Report on Form 8-K filed with the Securities and Exchange Commission in September 1999.

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

         Operating expenses (excluding stock-based compensation expenses) decreased 37% to $1,750,694 from $2,766,836 due to the corporate reorganization discussed in Liquidity and Capital Resources. The reorganization included changing the sales distribution channel from a retail approach to value added resellers, consolidating corporate functions and reducing total personnel.

         A summary of the expense reductions is as follows:

                                            THREE MONTHS ENDED SEPTEMBER 30,  INCREASE (DECREASE)
                                            -------------------------------   -------------------
                                                1999          1998              $AMOUNT         %
                                                ----          ----              -------        ---
Research and development ..............     $ 1,274,944     $ 1,618,116      $  (343,172)     (21)
Selling and marketing .................         152,076         243,134          (91,058)     (37)
General and administrative ............         292,079         905,586         (613,507)     (68)
Consulting fees paid to related parties          31,595              --           31,595      N/A
                                            -----------     -----------      -----------
                                              1,750,694       2,766,836       (1,016,142)     (37)
Stock-based compensation expense ......       8,570,615              --        8,570,615      ---
                                            -----------     -----------      -----------
         Total operating expenses .....     $10,321,309     $ 2,766,836      $ 7,554,473      273%
                                            ===========     ===========      ===========      ===

         Stock-based compensation expense of $8,570,615 in 1999 relates primarily to stock appreciation rights ("SARs") granted in tandem with certain employee stock options. An expense was recorded due to the increase in the quoted market price of the common stock from the grant date to September 30, 1999.

         The loss from operations increased from $2,770,184 in 1998 to $10,293,534 in 1999 due to the stock-based compensation expenses which offset other operating cost savings from the reorganization.

         Interest income declined from $16,311 in 1998 to $3,760 in 1999 due to generally lower average cash balances in 1999, as only $4.3 million was raised prior to the Merger through financings, versus the $13.1 million raised at the end of 1997 through the sale of the Redeemable Convertible Preferred Stock, Series E.

         Interest expense increased from $22,238 in 1998 to $4,981,051 in 1999 primarily due to the issuance and subsequent conversion into common stock of the $6.0 million in the 12% Senior Secured Convertible Notes in February 1999 (the "12% notes"). Approximately $4.9 million of the interest cost in 1999 represents the value of a beneficial conversion feature. Pursuant to the Merger, the 12% notes converted at a price of $0.71 per share, which was lower than the fair value of the common stock. The difference between the $0.71 and the fair value, which constitutes a beneficial conversion feature, has been recorded as interest expense. Since the accrued interest on the 12% notes also converted to Company common stock in conjunction with the Merger, virtually none of the interest expense required an outlay of cash in 1999.

         The net loss increased from $2,776,111 in 1998 to $15,276,310 in 1999 due to the stock-based compensation costs and to the beneficial conversion feature related to the conversion of the 12% notes, which offset other operating cost savings from the reorganization.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Revenue decreased from $245,406 in the nine months ended September 30, 1998 to $35,766 in the nine months ended September 30, 1999, due to the Company's decision to defer sales and marketing efforts in the latter half of 1998 and early 1999, and focus on improving the product. A single customer, Hitachi, Ltd., represented 88% of the 1999 revenue, while another customer, Nippon Telephone & Telegraph, represented approximately 88% of the 1998 revenue.

         Cost of revenues decreased to $363 from $91,529 due to the lower level of revenue. In addition, the 1999 products sold were delivered via e-mail over the Internet and the Company incurred no disk replication costs.

         Operating expenses (excluding stock-based compensation expenses) decreased 50% from $10,549,217 in 1998 to $5,247,152 in 1999 due to the corporate reorganization discussed in "Liquidity and Capital Resources." The reorganization included changing the sales distribution channel from a retail approach to value added resellers, consolidating corporate functions and reducing total personnel.

         A summary of the expense reductions is as follows:

                                             NINE MONTHS ENDED SEPTEMBER 30,           INCREASE (DECREASE)
                                            -------------------------------            -------------------
                                                1999              1998             $AMOUNT         %
                                                ----              ----             -------        ---
Research and development ..............     $  3,372,695     $  5,241,567      $ (1,868,872)     (36)
Selling and marketing .................          211,701        2,586,971        (2,375,270)     (92)
General and administrative ............        1,611,558        2,370,679          (759,121)     (32)
Consulting fees paid to related parties           51,198          350,000          (298,802)     (85)
                                            -----------      ------------      ------------
                                               5,247,152       10,549,217        (5,364,919)     (51)
Stock-based compensation expense ......        8,570,615           --             8,570,615     N/A
                                            ------------     ------------      -------------
         Total operating expenses .....     $ 13,817,767     $ 10,549,217      $  3,205,696       30%
                                            ============     ============      ============     ====

         The loss from operations increased from $10,395,340 in 1998 to $13,782,364 in 1999 due to the stock-based compensation expenses which offset other operating cost savings from the reorganization.

         Interest income declined from $163,478 in 1998 to $7,031 in 1999 due to generally lower average cash balances in 1999, as only $4.3 million was raised prior to the Merger through financings, versus the $13.1 million raised at the end of 1997 through the sale of the Redeemable Convertible Preferred Stock, Series E.

         Interest expense increased from $30,175 in 1998 to $5,223,993 in 1999 primarily due to the issuance and subsequent conversion into common stock of the $6.0 million in the 12% Senior Secured Convertible Notes in February 1999 (the "12% notes"). Approximately $4.9 million of the interest cost in 1999 represents the value of a beneficial conversion feature. Pursuant to the Merger, the 12% notes converted at a price of $0.71 per share, which was lower than the fair value of the common stock. The difference between the $0.71 and the fair value, which constitutes a beneficial conversion feature, has been recorded as interest expense. Since the accrued interest on the 12% notes also converted to Company common stock in conjunction with the Merger, virtually none of the interest expense required an outlay of cash in 1999.

         The net loss increased from $10,262,037 in 1998 to $19,005,526 in 1999 due to the stock-based compensation costs and to the beneficial conversion feature related to the conversion of the 12% notes, which offset other operating cost savings from the reorganization.

LIQUIDITY AND CAPITAL RESOURCES

         MangoSoft was formed in June 1995. Through August 1999, MangoSoft has raised approximately $38 million in financing from the placement of private debt and equity securities, as follows:

 DATE             DESCRIPTION                                     $ MILLIONS
 ------           ------------                                    ----------
August 1995       Convertible preferred stock, Series A               $ 1.5
December 1995     Convertible preferred stock, Series B                 2.0
June 1996         Redeemable convertible preferred stock, Series        9.0
April 1997        Redeemable convertible preferred stock, Series D      6.4
February 1998     Redeemable convertible preferred stock, Series E     13.1
February 1999     12% Senior Secured Convertible Notes                  6.0
                                                                      -----
                                   Total                              $38.0
                                                                      =====

         In addition to the above, MangoSoft has, at times, depended upon bank debt and loans from stockholders and Directors to meet interim financing needs. Bank debt of $750,000, incurred to purchase capital equipment, was repaid using proceeds received from issuance of the 12% Secondary Secured Convertible Notes (the "12% Notes"). Borrowing from stockholders and directors has generally been refinanced with new debt instruments or converted to additional equity. At September 30, 1999, an additional $3.8 million in financing was provided through accounts payable, accrued expenses and other trade credit, a significant portion of which was past due.

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

         To date, product sales have provided a minor source of revenues. From inception through September 30, 1999, MangoSoft generated $.3 million in sales and incurred cumulative net losses of $55.1 million, including losses of $19.0 million and $10.3 million for the nine months ended September 30, 1999 and 1998, respectively. In the fourth quarter of 1998, MangoSoft significantly modified its operations in an effort to reduce its operating costs and net losses. The modifications included changing the sales distribution channel from a retail approach to value added resellers, consolidating corporate functions and reducing total personnel.

         At September 30, 1999, the Company had a cash balance of $2.3 million due to a $3.75 million sale of MangoSoft, Inc. common stock just prior to the merger. The Company had working capital deficits of $1.3 million at September 30, 1999 and $5.5 million at December 31, 1998. The working capital deficit at December 31, 1998 included $2 million in stockholder and director loans and $.7 million in other financing from related parties. The $2 million in loans were converted into a like amount of the 12% Notes in February 1999. The 12% Notes, including accrued interest of $377,409, were subsequently converted into MangoSoft, Inc. common stock in connection with the merger.

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

RISK FACTORS

LIMITED OPERATING HISTORY AND HISTORY OF SUBSTANTIAL OPERATING LOSSES

         The Company's current operations substantially commenced in May 1997. Accordingly, the Company's prospects must be evaluated in light of the problems, expenses, delays and complications normally encountered with any early stage business. The Company has a history of substantial operating losses since inception (June 1995) and has an accumulated deficit of approximately $37.3 million as of December 31, 1998 and $58.2 million as of September 30, 1999. For its fiscal years ended December 31, 1998, 1997 and 1996, the Company's losses from operations were $13.1 million, $15.8 million and $6.1 million, respectively. Such losses have resulted primarily from costs incurred in research and development activities, the establishment of an initial sales and marketing force, and general and administrative expenses. The Company expects to incur additional operating losses over the foreseeable future and expects cumulative losses to increase substantially as the Company's marketing, sales, and research and development efforts expand. The Company is currently experiencing cash flow difficulties primarily because its current expenses exceed its current revenues.

NEED FOR EXPANDED MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS; CONCENTRATION OF REVENUE

         The Company's 1998 product revenues, approximately $245,406, had been derived primarily from sales of the prior versions of its Medley product through the Company's relationship with SVA. The Company expects to derive a substantial majority of its revenues in the foreseeable future from the sale of CacheLink, its updated Medley product, and MIND, neither of which has previously been marketed by the Company. Accordingly, the Company's future financial performance will depend on the growth in demand for and acceptance of new software products. As is typical in new and evolving markets, demand for and market acceptance of products are subject to a high level of uncertainty. The Company has limited experience in commercially providing software products and services and the Company's MIND product is still only a prototype and will not be available for commercial sale until at least the second quarter of 2000. In addition, the small business market is relatively young and there are few proven products. There can be no assurance that the Company will generate business from these products or that its market acceptance will increase. If these markets fail to develop, develop more slowly than expected or attract new competitors, or if the Company's products do not achieve market acceptance, the Company's business, financial condition and results of operations will be materially and adversely affected. In addition, the loss of SVA as a reseller could have a material affect on the Company's business financial condition and results of operations.

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

PART II.   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                  On August 30, 1999, one of the Company's shareholders filed suit in Orange County (CA) Superior Court alleging damages for fraud in the sale of securities under both Federal and California State law seeking a recession of the purchase agreement governing the sale of such securities. The shareholder seeks damages in the amount of $50,000, plus interest. On October 22, 1999, the matter was removed to Federal Court, following a petition by the Company.

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

         ------------

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


November 13, 2000            MANGOSOFT, INC.


                             /s/ Robert E. Parsons
                                 --------------------------
                                 Robert E. Parsons
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)