Form 10QSB
period 2000-09-30
MANGOSOFT INC
filed 2000-11-14
CIK 947969

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ------------

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000

                        Commission File Number: 0-30781


                                 MANGOSOFT, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                             87-0543565
            ------                                             ----------
(State or other jurisdiction of                           (IRS Employer ID. No.)
 incorporation or organization)

                         1500 West Park Drive, Suite 190
                              WESTBOROUGH, MA 01581
                              ---------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (508) 871-7300


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         COMMON STOCK                        26,902,342 SHARES
         ------------                        -----------------
        $.001 Par Value             (Outstanding on November 13, 2000)

                         MANGOSOFT, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-QSB

PART I.   FINANCIAL INFORMATION

ITEM 1--Financial Statements:

     Condensed Consolidated Statements of Operations for the
       Three Months Ended September 30, 2000 and 1999 .........................3

     Condensed Consolidated Statements of Operations for the
       Nine Months Ended September 30, 2000 and 1999 and
       Cumulative For The Period From June 15, 1995
       (Inception) to September 30, 2000 ......................................4

     Condensed Consolidated Balance Sheets as of September
       30, 2000 and December 31, 1999 .........................................5

     Condensed Consolidated Statements of Cash Flows for the
       Nine Months Ended September 30, 2000 and 1999 and
       Cumulative For The Period From June 15, 1995
       (Inception) to September 30, 2000 ......................................6

     Notes to Condensed Consolidated Financial Statements .....................7

ITEM 2--Management's Discussion and Analysis of
     Financial Condition and Results of Operations ...........................11


PART II.   OTHER INFORMATION

ITEM 6--Exhibits and Reports on Form 8-K .....................................18

Signatures ...................................................................19

Exhibit Index ................................................................20

                          PART I. FINANCIAL INFORMATION

                         MANGOSOFT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                                        --------------------------------
                                                                               2000           1999
                                                                          ------------    ------------

Revenues .............................................................   $         --    $     27,775
Cost of revenues .....................................................             --              --
                                                                         ------------    ------------
          Gross margin ...............................................             --          27,775

Costs and expenses:
  Research and development (excluding a stock-based
    compensation benefit of $7,814,515, net in  2000 and a stock-
    based compensation expense of $4,060,631, net in  1999) ..........      1,569,116       1,274,944
  Selling and marketing (excluding a stock-based compensation benefit of $804,967, net in 2000 and a stock-based
    compensation expense of $478,802, net in 1999) ...................      1,181,776         152,076
  General and administrative (excluding a stock-based compensation benefit of $6,691,732, net in 2000 and a stock-based compensation
    expense of $4,031,182, net in 1999) ..............................      1,807,926         292,079
  Consulting fees to related parties .................................          6,288          31,595
  Stock-based compensation (benefit) expense, net ....................    (15,311,214)      8,570,615
                                                                         ------------    ------------
          Total operating costs and expenses .........................    (10,746,108)     10,321,309
                                                                         ------------    ------------
Income (loss) from operations ........................................     10,746,108     (10,293,534)
Interest income ......................................................        384,101           3,760
Interest expense - related parties (including $3,027,375 related
   to a beneficial conversion feature in 1999) .......................             --      (3,099,759)
Other interest expense (including $1,832,625 related to a
   beneficial conversion feature in 1999) ............................           (270)     (1,881,292)
                                                                         ------------    ------------
          Total interest expense .....................................           (270)     (4,981,051)
Other income (expense), net ..........................................            611          (5,485)
                                                                         ------------    ------------
Net income (loss) ....................................................     11,130,550     (15,276,310)
Accretion of preferred stock .........................................             --        (471,231)
                                                                         ------------    ------------
Net income (loss) applicable to common stockholders ..................   $ 11,130,550    $(15,747,541)
                                                                         ============    ============
Net income (loss) loss per common share:
         Basic .......................................................   $       0.41    $      (2.98)
                                                                         ============    ============
         Diluted .....................................................   $       0.36    $      (2.98)
                                                                         ============    ============
Shares used in computing net income (loss) per share:
         Basic .......................................................     26,887,992       5,288,353
                                                                         ============    ============
         Diluted .....................................................     31,035,443       5,288,353
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

                         MANGOSOFT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                              CUMULATIVE FROM
                                                                                                               JUNE 15, 1995
                                                                           NINE MONTHS ENDED SEPTEMBER 30,    (INCEPTION) TO
                                                                                 2000            1999       SEPTEMBER 30, 2000
                                                                                ------          ------      -------------------

Revenues ................................................................   $      3,569    $     35,766    $    286,182
Cost of revenues ........................................................             --             363          91,892
                                                                            ------------    ------------    ------------
          Gross margin ..................................................          3,569          35,403         194,290
Costs and expenses:
  Research and development (excluding a stock-based compen-
    sation benefit of $2,856,712, net in 2000, a stock-based
    compensation expense of $4,060,631, net in 1999 and a stock-
    based compensation expense of $7,229,210 cumulative from
    June 15, 1995 (Inception) to September 30, 2000) ....................      4,058,339       3,372,695      27,043,810

  Selling and marketing (excluding a stock-based compensation expense of $97,103, net and $478,802, net in 2000 and 1999, respectively, and a stock-based compensation expense of
    $1,400,436 cumulative from June 15, 1995 (Inception) to
    September 30, 2000) .................................................      1,893,486         211,701      11,392,998

  General and administrative (excluding a stock-based compen-
    sation benefit of $47,356, net in 2000, a stock-based compen-
    sation expense of $4,031,182, net in 1999 and a stock-based compensation expense of $9,298,084 cumulative from
    June 15, 1995 (Inception) to September 30, 2000) ....................      3,658,273       1,611,558      14,236,426
  Consulting fees to related parties ....................................         25,288          51,198         737,971
  Stock-based compensation (benefit) expense ............................     (2,806,965)      8,570,615      17,927,730
                                                                            ------------    ------------    ------------
          Total operating costs and expenses ............................      6,828,421      13,817,767     (71,338,935)
                                                                            ------------    ------------    ------------

Loss from operations ....................................................     (6,824,852)    (13,782,364)    (71,144,645)
Interest income .........................................................        783,036           7,031       1,361,654
Interest expense - related parties (including $3,027,375 related to a beneficial conversion feature in 1999 and cumulative from
   June 15, 1995 (Inception) to September 30, 2000) .....................         (9,783)     (3,265,868)     (3,420,676)

Other interest expense (including $1,832,625 related to a bene-
    ficial conversion feature in 1999 and cumulative from
    June 15, 1995 (Inception) to September 30, 2000) ....................           (441)     (1,958,125)     (1,887,438)
                                                                            ------------    ------------    ------------
          Total interest expense ........................................        (10,224)     (5,223,993)     (5,308,114)

Other income (expense), net .............................................          6,889          (6,200)        (65,859)
                                                                            ------------    ------------    ------------
Net loss ................................................................     (6,045,151)    (19,005,526)    (75,156,963)
Accretion of preferred stock ............................................     (9,627,147)     (1,884,923)    (16,231,171)
                                                                            ------------    ------------    ------------
Net loss applicable to common stockholders ..............................   $(15,672,298)   $(20,890,449)   $(91,388,134)
                                                                            ============    ============    ============
Net loss per common share - basic and diluted............................   $      (0.64)   $     (11.15)
                                                                            ============    ============

Shares used in computing basic and diluted net loss per
    common share ........................................................     24,411,792       1,872,956
                                                                            ============    ============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                       SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                                       ------------------  -----------------

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ........................   $  21,872,502    $      29,959
     Prepaid insurance and current assets .............         157,506          128,155
                                                          -------------    -------------
          Total current assets ........................      22,030,008          158,114

PROPERTY AND EQUIPMENT, Net ...........................         925,286          147,889
DEPOSITS AND OTHER ASSETS .............................           5,943            5,943
                                                          -------------    -------------
     TOTAL ............................................   $  22,961,237          311,946
                                                          =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
        Demand notes payable to related parties .......   $          --    $     232,500
        Other short-term debt .........................              --           92,904
        Accounts payable, including past due amounts ..       1,495,312        1,558,988
        Accrued compensation ..........................         393,407          242,191
        Other accrued expenses ........................         540,662          364,734
        Accrued expenses to related parties ...........           6,288          712,683
        Accrued merger costs ..........................              --           77,893
                                                          -------------    -------------
          Total current liabilities ...................       2,435,669        3,281,893

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
     Common stock .....................................          26,896           19,924
     Additional paid-in capital .......................     103,105,880       72,185,728
     Deferred compensation ............................      (4,366,801)      (2,980,343)
     Deficit accumulated during the development stage .     (78,240,407)     (72,195,256)
                                                          -------------    -------------
          Total stockholders' equity  (deficiency) ....      20,525,568       (2,969,947)
                                                          -------------    -------------
TOTAL .................................................   $  22,961,237    $     311,946
                                                          =============    =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                             CUMULATIVE FROM
                                                                           NINE MONTHS ENDED SEPTEMBER 30,    JUNE 15, 1995
                                                                           -------------------------------   (INCEPTION) TO
                                                                               2000               1999     SEPTEMBER 30, 2000
                                                                             --------           --------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................................   $ (6,045,151)   $(19,005,526)   $(75,156,963)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .......................................        359,236          82,662       2,410,802
    Stock-based compensation ...........................................     (2,806,965)      8,570,615      17,927,730
    Beneficial conversion feature of 12% convertible notes .............             --       4,860,000       4,860,000
    Accrued interest converted into paid-in capital in connection
       with the conversion of the 12% convertible notes ................             --         377,409         377,409
    Loss on disposal of equipment ......................................             --              --          71,942
   (Decrease) increase in cash from:
       Prepaid insurance and other current assets ......................        (29,351)        (36,413)        (21,418)
       Accounts payable ................................................         36,324         108,183       1,595,312
       Accrued compensation ............................................        151,216         144,749         343,407
       Other accrued expenses ..........................................        175,928          13,132         590,678
       Accrued expenses to related parties .............................       (706,395)         51,198           6,288
       Deferred revenue ................................................             --         (19,160)             --
                                                                           ------------    ------------    ------------
            Net cash used in operating activities ......................     (8,865,158)     (4,853,151)    (46,994,813)
                                                                           ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment .............................     (1,136,633)        (57,377)     (3,420,779)
   Payment of merger costs .............................................        (77,893)        (60,002)       (276,173)
   Deposits and other assets ...........................................             --              --          (5,943)
   Proceeds from sale of fixed assets ..................................             --              --          12,749
                                                                           ------------    ------------    ------------
            Net cash used in investing activities ......................     (1,214,526)       (117,379)     (3,690,146)
                                                                           ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common and preferred stock ...........     32,247,631       3,750,000      66,793,549
    Proceeds from issuance of notes to related parties .................             --       2,032,500       4,232,500
    Repayments of notes to related parties .............................       (232,500)             --        (232,500)
    Proceeds from other debt financings ................................             --       2,000,000       2,750,000
    Repayments of other debt financings ................................        (92,904)       (750,000)       (886,088)
    Purchase of common stock from related party ........................             --              --        (100,000)
                                                                           ------------    ------------    ------------
            Net cash provided by financing activities ..................     31,922,227       7,032,500      72,557,461
                                                                           ------------    ------------    ------------
NET INCREASE (DECREASE)  IN CASH AND EQUIVALENTS .......................     21,842,543       2,061,970      21,872,502
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................         29,959         232,637              --
                                                                           ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............................    $ 21,872,502    $  2,294,607    $ 21,872,502
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

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the nine months ended September 30, 2000 and 1999, and cumulative for the period from June 15, 1995 (inception) to September 30, 2000, the Company incurred net losses of $6,045,151, $19,005,526 and $75,055,764, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Based upon the raising of approximately $32.4 million in proceeds from the sale of common stock and Convertible Preferred Stock, Series A, subsequent to December 31, 1999 (see
Note 4), management believes that the Company will have sufficient capital to fund its existing operations for the next twelve (12) months.

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

     The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission and updated in the Company's Registration Statement on Form SB-2 filed on July 20, 2000 and amended on September 27, 2000.

     COMPREHENSIVE INCOME - Comprehensive income (loss) was equal to net income
(loss) for each period.

     SUPPLEMENTAL CASH FLOW INFORMATION - The following table sets forth certain supplemental cash flow information for the nine months ended September 30, 2000 and 1999, and cumulative for the period from June 15, 1995 (inception) to September 30, 2000:

                                                                      NINE MONTHS ENDED SEPTEMBER  CUMULATIVE
                                                                              SEPTEMBER 30,          SINCE
                                                                          2000           1999      INCEPTION
                                                                      -----------   -----------   -----------

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for interest ........................   $    10,244   $    11,102   $    98,151

 NON CASH FINANCING ACTIVITIES

   Accretion of preferred stock ...................................     9,627,147     1,884,923    16,231,171
   Fair value of warrants issued in connection with the sale of the
      convertible preferred stock, Series A .......................       711,229            --       711,229
   Issuance costs of the common and convertible preferred stock,
      Series A ....................................................       279,900            --       279,900
   Conversion of accounts payable into common stock ...............       100,000            --       190,000

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

5.   STOCK-BASED COMPENSATION

     The Company accounts for stock options granted to employees in accordance with Accounting Principles Board Opinion ("APB") No.25, "Accounting for Stock Issued to Employees." Under APB No. 25, stock options which include stock appreciation rights ("SARs") are accounted for as a variable plan and compensation expense is measured at each reporting date based on the difference between the option exercise price and the market price of the common stock. For unvested options, compensation expense is recognized over the vesting period; for vested options, compensation expense is adjusted up or down at each reporting date based on changes in the market price of the common stock.

     During the nine months ended September 30, 2000, a stock-based compensation benefit of $2,806,965 was recorded. This benefit is due primarily to a $7,097,387 benefit recognized as a result of the decrease in the Company's quoted market price as of September 30, 2000 ($6.3125) as compared to past fiscal periods and the resulting effect on the SARs. This benefit was offset by $4,290,422 of compensation expense incurred as a result of the Company's issuance of stock options to employees at an exercise price less than the quoted market price at the grant date. Based on the number of vested options at September 30, 2000, a $1.00 increase (decrease) in the market price of the Company's common stock results in the immediate recognition of stock-based compensation expense (benefit) of approximately $2,600,000.

      During the three months ended September 30, 2000, a stock-based compensation benefit of $15,311,214 was recorded. This benefit is due primarily to a $15,734,643 benefit recognized as a result of the decrease in the Company's quoted market price as of September 30, 2000 ($6.3125) as compared to June 30, 2000 ($12.625), and its effect on the SARs. This benefit was offset by $423,429 of compensation expense incurred as a result of the Company's issuance of stock options to employees at an exercise price less than the quoted market price at the grant date.

6.   NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution as if common equivalent shares outstanding were exercised and/or converted into common stock unless the effect of such equivalent shares was antidilutive.

     A reconciliation of net income (loss) per common share and the weighted average shares used calculations for the periods indicated is as follows:

                                     NET INCOME (LOSS)
                                       APPLICABLE TO
                                          COMMON
                                        STOCKHOLDERS         SHARES     PER SHARE
                                        (NUMERATOR)      (DENOMINATOR)   AMOUNT
                                        -----------      -------------   ------

Three Months Ended September 30, 2000
     Basic ..........................   $ 11,130,550      26,887,992   $ 0.41
                                        ============
     Effect of warrants .............                        156,866       --
     Effect of SARs .................                      2,542,586    (0.03)
     Effect of stock options ........                      1,447,999    (0.02)
                                                          ----------   ------
     Diluted ........................   $ 11,130,550      31,035,443   $ 0.36
                                        ============      ==========   ======
Three Months Ended September 30, 1999
     Basic ..........................   $(15,747,541)      5,288,353   $(2.98)
                                        ============
     Common stock equivalents .......                             --       --
                                                          ----------   ------
     Diluted ........................   $(15,747,541)      5,288,353   $(2.98)
                                        ============      ==========   ======
Nine Months Ended September 30, 2000
     Basic ..........................   $(15,672,298)     24,411,792   $(0.64)
                                        ============
     Effect of warrants .............                             --       --
     Effect of SARs .................                             --       --
     Effect of stock options ........                             --       --
                                                          ----------   ------
     Diluted ........................   $(15,672,298)     24,411,792   $(0.64)
                                        ============      ==========   ======
Nine Months Ended September 30, 1999
     Basic ..........................   $(20,890,449)      1,872,956   $(11.15)
                                        ============
     Common stock equivalents .......                             --        --
                                                          ----------   ------
     Diluted ........................   $(20,890,449)      1,872,956   $(11.15)
                                        ============      ==========   ======

     All outstanding options and warrants to purchase common stock were included in the computation of diluted net income per common share for the three-month period ended September 30, 2000. All outstanding options and warrants to purchase common stock were excluded from the computation of diluted net loss per common share for the nine-month period ended September 30, 2000 and 1999 and the three-month period ended September 30, 1999, as their inclusion would have been antidilutive.

7.   TRANSACTIONS WITH STOCKHOLDERS

     DEMAND NOTES PAYABLE - In March 2000, the Company repaid the $232,500 in demand notes payable to related parties, plus the related accrued interest expense of $9,783.

     ADMINISTRATIVE SERVICES - During 2000 and 1999, a stockholder provided administrative assistance to the Company. Amounts expensed and accrued for such services in the three months ended September 30, 2000 and 1999 were $6,288 and $31,595, respectively. Amounts expensed and accrued for such services in the nine months ended September 30, 2000 and 1999 were $25,288 and $51,198, respectively

     In March 2000, the Company repaid $712,683 in accrued expenses to related parties for administrative services provided to the Company during 1998 and 1999.

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This Quarterly Report on Form 10-QSB, including the following discussions, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Quarterly Report on Form 10-QSB, including under "Cautionary Statements." You should read the following discussion and analysis together with our condensed consolidated financial statements for the periods specified and the related notes included herein. Further reference should be made to our Annual Report on Form 10-KSB for the period ended December 31, 1999 (as amended on September 14, 2000) and our Form 8-K filed with the Securities and Exchange Commission on September 21, 1999 (as amended on October 27, 1999 and August 31, 2000).

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     We did not recognize any revenues for the three-month period ended September 30, 2000 compared with $27,775 for the comparable period in 1999. The decrease was attributable to declining sales of our Medley product. A single customer, Hitachi, Ltd., represented 89% of our revenues for the three months ended September 30, 1999. No other customer represented 10% or more of our revenues in either period.

     On July 5, 2000, we executed a Manufacturer's Representative Agreement with Marketlink Technologies, LLC ("Marketlink"), under which Marketlink agreed to act as designated selling agent for our Cachelink software product. Marketlink is a national manufacturer's representative organization specializing in the sales of technology products. Marketlink began marketing Cachelink 3.0 Pro in September 2000. On July 14, 2000, we executed a Value Added Reseller Agreement with 3Com Corporation ("3Com"), under which we agreed to license Cachelink 3.0 Pro to 3Com for use in 3Com's Office Connect(R) LAN Modem product line. We did not receive any revenues under the Marketlink or the 3Com agreement for the three months ended September 30, 2000.

     Operating expenses, including research and development, selling and marketing, general and administrative and consulting fees paid to related parties, but excluding stock-based compensation, increased 161% to $4,565,106 for the three-month period ended September 30, 2000 compared to $1,750,694 for the comparable period in 1999. The increase is primarily attributable to costs associated with the on-going development of our Mangomind service, an increase the number of employees and the expansion of our marketing, sales and support activities for the Mangomind service and Cachelink product. A summary of our operating expenses for the three months ended September 30, 2000 as compared to the same period in 1999 is as follows:

                                              THREE MONTHS ENDED SEPTEMBER 30,  INCREASE (DECREASE)
                                              --------------------------------  -------------------
                                                    2000            1999            $ AMOUNT
                                                    ----            ----            --------
Research and development (excluding a
   stock-based compensation benefit of
   $7,814,515, net in 2000 and a stock-based
   compensation expense of $4,060,631, net
   in 1999) ................................   $  1,569,116    $  1,274,944   $    294,172
Selling and marketing (excluding a stock-
   based compensation benefit of $804,976,
   net in 2000 and a stock-based compen-
   sation expense of $478,802, net in
   1999) ...................................      1,181,776         152,076      1,029,700
General and administrative (excluding a
   stock-based compensation benefit of
   $6,691,732, net in 2000 and a stock-based
   compensation expense of $4,031,182, net
   in 1999) ................................      1,807,926         292,079      1,515,847
Consulting fees paid to related party ......          6,288          31,595        (25,307)
                                               ------------    ------------   ------------
                                                  4,565,106       1,750,694      2,814,412
Stock-based compensation benefit, net ......    (15,311,214)      8,570,615    (23,881,829)
                                               ------------    ------------   ------------
       Operating expenses, net .............   $(10,746,108)   $ 10,321,309   $(21,067,417)
                                               ============    ============   ============

     The stock-based compensation benefit of $15,311,214 during the three months ended June 30, 2000 relates primarily to stock appreciation rights ("SARs") granted in tandem with certain employee stock options. A net benefit was recorded for the three-month period ended September 30, 2000 due to a decrease in the quoted market price of our common stock from $12.625 per share at June 30, 2000 to $6.3125 per share at September 30, 2000. The entire $8,570,615 in stock-based compensation expense for the three months ended September 30, 1999 was recorded due to the increase in the quoted market price of the common stock from the grant date to September 30, 1999.

     Income from was $10,746,108 for the three-month period ended September 30, 2000 compared with a loss from operations of $10,293,534 for the comparable period in 1999 as a result of the above factors.

     Interest income increased $380,341 to $384,101 for the three months ended September 30, 2000 compared to $3,760 for the three months ended September 30, 1999. The increase is attributable to interest earned on the investment of the proceeds we received from the sale of our common stock and the Convertible Preferred Stock, Series A in March and April 2000.

     Interest expense decreased $4,980,781 to $270 for the three months ended September 30, 2000 compared to $4,981,051 for the three months ended June 30, 1999. Included in the 1999 interest expense was $4,860,000 in interest expense recognized as a result of a beneficial conversion feature on our February 1999 issuance of 12% convertible notes. In conjunction with our September 7, 1999 merger with First American Clock Co., the terms of these notes were changed, which provided for a beneficial conversion to all note holders. The remainder of the decrease was attributable to the conversion of our debt into common stock in conjunction with our merger in September 1999.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Revenue was $3,569 in for the nine-month period ended September 30, 2000 compared with $35,766 for the comparable period in 1999. The decrease was attributable to declining sales of our Medley product. Customers representing 10% or more of our revenues for the nine months ended June 30, 2000 were IPEX Information Technology Group and Ramp Networks, Inc. (approximately 32% and 17%, respectively). A single customer, Hitachi, Ltd., represented 70% of our revenues for the nine months ended September 30, 1999. No other customer represented 10% or more of our revenues in either period.

     Cost of revenue in 1999 represented disk replication costs. In 2000, our software products were delivered via the Internet and we therefore incurred no disk replication costs.

     Operating expenses, including research and development, selling and marketing, general and administrative and consulting fees paid to related parties, but excluding stock-based compensation, increased 84% to $9,635,386 for the nine-month period ended September 30, 2000 compared to $5,247,152 for the comparable period in 1999. The increase is primarily attributable to costs associated with the on-going development of our Mangomind service, an increase the number of employees and the expansion of our marketing, sales and support activities for the Mangomind service and Cachelink product. A summary of our operating expenses for the nine months ended September 30, 2000 as compared to the same period in 1999 is as follows:

                                              NINE MONTHS ENDED SEPTEMBER 30,  INCREASE (DECREASE)
                                              -------------------------------  -------------------
                                                   2000            1999            $ AMOUNT
                                                   ----            ----            --------

Research and development (excluding a
  stock-based compensation benefit of
  $2,856,712, net in 2000 and a stock-based
  compensation expense of $4,060,631, net
  in 1999) ................................   $  4,058,339    $  3,372,695   $    685,644
Selling and marketing (excluding a stock-
  based compensation expense of $97,103
  and $478,802, net, in 2000 and 1999,
  respectively) ...........................      1,893,486         211,701      1,681,785
General and administrative (excluding a
   stock-based compensation benefit of
   $47,356, net in 2000 and a stock-based
   compensation expense of $4,031,182, net
   in 1999) ...............................      3,658,273       1,611,558      2,046,715
Consulting fees paid to related party .....         25,288          51,198        (25,910)
                                              ------------    ------------   ------------
                                                 9,635,386       5,247,152      4,388,234
Stock-based compensation expense ..........     (2,806,965)      8,570,615    (11,377,580)
                                              ------------    ------------   ------------
       Total operating expenses ...........   $  6,828,421    $ 13,817,767   $ (6,989,346)
                                              ============    ============   ============

     The stock-based compensation benefit of $2,806,965 during the nine months ended September 30, 2000 relates primarily to stock appreciation rights ("SARs") granted in tandem with certain employee stock options. A net benefit was recorded for the nine-month period ended September 30, 2000 due to a decrease in the quoted market price of our common stock from $9.75 per share at December 31, 1999 to $6.3125 per share at September 30, 2000. The entire $8,570,615 in stock-based compensation expense for the nine months ended September 30, 1999 was recorded due to the increase in the quoted market price of the common stock from the grant date to September 30, 1999

     The loss from operations decreased $6,957,512, or 51%, to $6,824,852 for the nine-month period ended September 30, 2000 compared with a loss from operations of $13,782,364 for the comparable period in 1999 as a result of the above factors.

     Interest income increased $776,005 to $783,036 for the nine months ended September 30, 2000 compared to $7,031 for the nine months ended September 30, 1999. The increase is attributable to interest earned on the investment of the proceeds we received from the sale of our common stock and the Convertible Preferred Stock, Series A in March and April 2000.

     Interest expense decreased $5,213,769 to $10,224 for the nine months ended September 30, 2000 compared to $5,223,993 for the nine months ended September 30, 1999. Included in the 1999 interest expense balance was $4,860,000 in interest expense recognized as a result of a beneficial conversion feature on our February 1999 issuance of 12% convertible notes. In conjunction with our September 7, 1999 merger with First American Clock Co., the terms of these notes were changed, which provided for a beneficial conversion to all note holders. The remainder of the decrease was attributable to the conversion of our debt into common stock in conjunction with our merger in September 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     We were formed in June 1995 and, since our formation, have raised approximately $74.2 million as of September 30, 2000 through the private placement of debt and equity securities.

     In addition, we have, at times, depended upon bank debt, loans from stockholders and Directors and credit from suppliers to meet interim financing needs. We incurred $750,000 of bank debt in 1998 to purchase capital equipment, which was subsequently repaid using proceeds we received from issuance of the 12% Senior Secondary Secured Convertible Notes in 1999. Borrowings from stockholders and Directors have generally been refinanced with new debt instruments or converted into additional equity. At September 30, 2000, approximately $1.9 million in additional financing was provided through accounts payable, accrued expenses and other trade credit.

     The proceeds we raised through the private placement of debt and equity securities have been used in the development of our current products with approximately $27.0 million invested in research and development and approximately $14.2 million in sales and marketing, principally due to an earlier attempt to distribute our products through traditional retail software channels. The remaining proceeds have been used for working capital and general corporate purposes.

     To date, product sales have provided a minor source of liquidity. From inception through September 30, 2000, we have generated approximately $0.3 million in sales and incurred cumulative net losses of approximately $75.1 million, including net losses of $6.0 million in the nine months ended September 30, 2000 and $33.0 million during the year ended December 31, 1999. We expect to incur additional operating losses and expect cumulative losses to increase substantially as we expand our marketing, sales and research and development efforts. In July 2000, we entered into agreements with Marketlink and 3Com. Marketlink has agreed to act as designated selling agent for our Cachelink software product. Under the terms of our Value Added Reseller Agreement with 3Com, we agreed to license Cachelink 3.0 Pro to 3Com for use in 3Com's Office Connect(R) LAN Modem product line. We have not received any revenues under these agreements for the three months ended September 30, 2000.

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

     We received approximately $32.4 million from the sale of common stock and Preferred Stock (see below) in 2000. The $32.4 million in proceeds has been designated for research and development, marketing and general working capital or such other purposes we may determine from time to time in our discretion. Costs incurred in connection with the sale of our common and Preferred Stock were approximately $1.0 million, including $0.7 million representing the fair value of warrants issued to the placement agent to purchase 58,975 shares of stock at $4.00 per share. As of September 30, 2000, there remained $21.9 million of the proceeds we raised in 2000.

     Under the terms of the Preferred Stock issuance, the Preferred Stock automatically converted into common stock on a one-for-one basis in April 2000 when $10.0 million or greater was raised in the subsequent sale of our common stock. The offer and sale of our common and Preferred Stock were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act or Regulation D promulgated thereunder. Management believes the remaining $21.9 million in proceeds from the sale of our common and Preferred Stock will be adequate to fund our existing operations for at least the next twelve (12) months.

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

WE HAVE A LIMITED OPERATING HISTORY AND SUBSTANTIAL CUMULATIVE OPERATING LOSSES.

     Our current operations substantially commenced in May 1997. Accordingly, our prospects should be evaluated based on the expenses and operating results typically experienced by any early stage business. We have a history of substantial operating losses and an accumulated deficit of approximately $78.2 million as of September 30, 2000. For the fiscal years ended December 31, 1999 and 1998, our losses from operations were $27.8 million and $13.1 million, respectively. For the nine months ended September 30, 2000, our loss from operations was $6.8 million. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses and expect cumulative losses to increase substantially as we expand our marketing, sales and research and development efforts. The auditors' opinion on our financial statements for the fiscal years ended December 31, 1999 and 1998 includes a going concern explanatory paragraph, which highlights the uncertainty of our ability to continue our operations. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

OUR PERFORMANCE DEPENDS ON MARKET ACCEPTANCE OF OUR PRODUCTS.

     We expect to derive a substantial portion of our future revenues from the sales of Cachelink and Mangomind, neither of which has been previously marketed. If markets for our products fail to develop, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

     We entered into agreements with Marketlink and 3Com in July 2000. Both agreements pertain to our Cachelink 3.0 Pro software product. To date, we have not generated any significant revenues under these agreements. We can provide no assurances that these agreements will generate significant revenues in the future.

WE HAVE A MULTI-FACETED MARKET STRATEGY.

     We expect our future marketing efforts will focus on developing business relationships with technology companies that seek to augment their businesses by offering our products to their customers. In addition, we expect to develop an internal sales and marketing team. Our inability to recruit and retain qualified sales and marketing personnel and our inability to enter into and retain strategic relationships, or the inability of such technology companies to effectively market our products, could materially and adversely affect our business, operating results and financial condition.

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

THERE MAY BE LIMITED LIQUIDITY IN OUR COMMON STOCK AND ITS PRICE MAY BE SUBJECT TO FLUCTUATION.

     Our common stock is currently traded on the OTC Bulletin Board and there is no established market for the common stock. We applied to have our common stock listed on the Nasdaq Stock Market. Our application is pending. We can provide no assurances that we will be able to have our common stock listed on an exchange or quoted on the Nasdaq Stock market or that it will continue to be quoted on the OTC Bulletin Board. If there is no trading market, the market price of our common stock will be materially and adversely affected. In addition, approximately 25.3 million of the Company's outstanding shares of common stock are not freely tradable as of September 30, 2000. If the shares are listed on an exchange or quoted on the Nasdaq Stock Market and a large number of shares of common stock are sold by the shareholders, the market price of the common stock may be materially and adversely affected.

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

OUR SUCCESS DEPENDS ON KEY PERSONNEL.

     Our success is dependent upon the efforts of our senior management including: Dale Vincent, President and Chief Executive Officer; Donald A. Gaubatz, Senior Vice President and Chief Operating Officer; Scott H. Davis, Vice President and Chief Technology Officer; Daniel J. Dietterich, Vice President, Research; Robert E. Parsons, Vice President and Chief Financial Officer; Robert
J. Primmer, Vice President, Marketing; Peter Caparso, Vice President, Business Development; James McCarthy, Vice President, Sales; and Thomas Teixeira, Vice President, Engineering. The loss of Mr. Vincent, Mr. Gaubatz, Mr. Davis,
Mr. Dietterich, Mr. Parsons, Mr. Primmer, Mr. Caparso, Mr. McCarthy or
Mr. Teixeira could have a material and adverse affect on our business. In addition, competition for qualified personnel in the computer software industry is intense, and we can provide no assurances that we will be able to retain existing personnel or attract and retain additional qualified personnel necessary for the development of our business. Our inability to attract and retain such personnel would have a material and adverse effect on our business, financial condition and results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         11.          Computation of Net Income (Loss) Per Common Share

         27.          Financial Data Schedule

(b)      Reports on Form 8-K

         On August 31, 2000, the Company filed Amendment No. 3 to its 8-K, originally filed on September 21, 1999 and first amended on October 27, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2000            MANGOSOFT, INC.

                              /s/  Robert E. Parsons
                                  --------------------------------------
                                   Robert E. Parsons
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT              DESCRIPTION

11.                  Computation of Net Income (Loss) Per Common Share

27.                  Financial Data Schedule