Form 10KSB
period 2000-12-31
MANGOSOFT INC
filed 2001-03-29
CIK 947969

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB

[X]Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934.

                  For the Fiscal Year Ended December 31, 2000
                                       or
[_]Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the Transition Period From    To

                        Commission File Number: 0-30781

                                MANGOSOFT, INC.
       (Exact name of small business issuer as specified in its charter)

               Nevada                                  87-0543565
    (State or other jurisdiction            (IRS Employer Identification No.)
  of incorporation or organization)

   1500 West Park Drive, Suite 190                        01581
           Westborough, MA                             (Zip code)
   (Address of principal executive
              offices)

                   Issuer's telephone number: (508) 871-7300
      Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

   State issuer's revenues for the most recent fiscal year:    $60,538

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $22,315,811. This amount reflects the average bid and ask price of the Company's common stock on the OTCBB on March 26, 2001.

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Common Stock                            26,957,142 Shares
          $0.001 Par Value                   (Outstanding on March 26, 2001)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                MANGOSOFT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-KSB


                                                                           Page
                                                                           ----

                                     PART I

ITEM 1--Description of Business..........................................    3
ITEM 2--Description of Property..........................................   11
ITEM 3--Legal Proceedings................................................   11
ITEM 4--Submission of Matters to a Vote of Security Holders..............   11

                                    PART II

ITEM 5--Market for Common Equity and Related Stockholder Matters.........   12
ITEM 6--Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   13
ITEM 7--Financial Statements.............................................   17
ITEM 8--Changes in and Disagreements With Accountants on Accounting and
 Financial Disclosure....................................................   18

                                    PART III

ITEM 9--Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act...............   19
ITEM 10--Executive Compensation..........................................   21
ITEM 11--Security Ownership of Certain Beneficial Owners and Management..   23
ITEM 12--Certain Relationships and Related Transactions..................   24
ITEM 13--Exhibits and Reports on Form 8-K................................   26

Signatures...............................................................   27

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

(A) BUSINESS DEVELOPMENT

   MangoSoft, Inc. ("MangoSoft") was incorporated as First American Clock Co. ("First American") under the laws of the State of Nevada on May 17, 1995. In connection with the organization of First American, its president and founders contributed $8,000 cash as initial capital. To raise funds with which to commence business operations, First American registered a public offering of its securities on Form SB-2, Commission File No. 33-93994, which became effective on October 25, 1995. Pursuant thereto, First American sold 187,800 shares of its common stock (as adjusted for stock splits) to the public at approximately $0.29 per share and raised gross proceeds of $54,150. However, First American did not generate any significant revenues from its operations and ceased such operations at the end of 1998.

   Pursuant to an Agreement and Plan of Merger by and among MangoSoft Corporation, MangoMerger Corp. and First American, dated August 27, 1999 (the "Merger Agreement"), MangoSoft Corporation, a Delaware corporation engaged in software development, merged with MangoMerger Corp., a wholly-owned subsidiary of First American, which changed its name to MangoSoft, Inc., so that MangoSoft Corporation became a wholly-owned subsidiary of MangoSoft, Inc., the registrant (such transactions collectively referred to as the "Merger").

   Pursuant to the terms of the Merger Agreement, all of the outstanding capital stock of MangoSoft Corporation was converted into common stock of MangoSoft, Inc., par value $0.001 per share (the "Common Stock"), in accordance with the conversion rates specified in the Merger Agreement. In connection with the Merger, MangoSoft, Inc. issued 15,008,998 shares of Common Stock to security holders and certain debt holders of MangoSoft Corporation. As part of the Merger, we completed a private placement of 3,000,000 shares of common stock for net proceeds of approximately $3.1 million. We also issued 300,000 shares of common stock to the placement agent in respect of such private placement. Because First American was a non-operating entity and the closing of such private placement was contingent upon the closing of the Merger, the Merger was accounted for as a capital transaction and treated as a reverse acquisition, so that MangoSoft Corporation was deemed to have acquired First American. Accordingly, unless otherwise specified, historical references to our operations are references to the operations of MangoSoft Corporation.

(B) BUSINESS OF THE COMPANY

GENERAL

   We develop Internet business software and services that improve the utility and effectiveness of Internet-based business applications. We develop, market and support software solutions to address the networking needs of small businesses, workgroups and large enterprises. We have leveraged our patented technology known as "Pooling" to develop our suite of software solutions. Pooling is a peer-to-peer clustering technology that utilizes the network and resources of client personal computers ("PCs") and workstations to deliver easy-to-use advanced software services. MangoSoft helps businesses gain a competitive advantage by improving collaboration with customers, partners and colleagues through smarter, faster Internet communications. Our products and services enhance the performance of PC networks and deliver improved service utilizing existing equipment. We compete primarily with general technology suppliers such as Microsoft Corporation, Oracle Corporation and Novell, Inc., as well as emerging Internet storage and collaboration companies such as Xdrive, Inc., Groove Networks, Inc. and eRoom Technology, Inc. We anticipate that we will encounter substantial competition from these companies as well as others entering the Internet storage and collaboration markets. We are a development stage company and have had limited revenues since our inception. Those revenues that we have received have come from a small number of customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

BUSINESS STRATEGY

   Our objective is to become the leading provider of software-based service solutions that enable customers to maximize the return on their networks. We intend to leverage our patented Pooling technology with customer desktops and networks to deliver software based solutions, such as Local Area Networks ("LANs"), Internet file services and web cache appliances. Our strategy is to
(a) advance our existing products; (b) establish more comprehensive distribution channels, including strategic partnerships; (c) commercialize our MangoSoft Internet Drive ("Mangomind"), a new Internet service; and (d) extend our technology to additional software solutions.

   We are using our highly adaptable, Pooling technology to develop additional software solutions based on the underlying concept of aggregating the excess memory and disk resources of networked computers. Our current initiative is to deliver an easy-to use Internet file service, which provides universal native data access and sharing from any disparate location. Since our inception, we have invested approximately $28.6 million of our capital, in the aggregate, in research and development activities.

TECHNOLOGY

   MangoSoft has significant expertise in the areas of clustering and distributed systems technology. Our core technology includes our patented, peer-to-peer clustering technology, originally marketed as "Pooling." This technology combines memory and disk resources of multiple systems on a network into a coherent shared resource, featuring an efficient distributed directory, dynamic data movement and data replication. We have applied for ten patents on our technology, five of which have been granted.

   Cachelink(TM) is a peer-to-peer clustered web cache. Cachelink utilizes our peer-to-peer clustering technology to efficiently link together the individual browser caches of multiple systems on a LAN into an aggregated, super cache, resulting in much faster Internet access without the expense of a dedicated hardware caching appliance or server. It is a pure peer-to-peer architecture, including a completely decentralized directory. The product is self-configuring and self-healing from any number of system failures.

   Mangomind(TM) is a new multi-user, business-oriented, peer-to-peer sharing service, allowing individual users to collaborate over the Internet across organizational boundaries in a safe and secure manner. The architecture is a blend of the manageability of client/server with the autonomy, clustering, and caching optimizations of peer-to-peer. The user experience is one of easy sharing with colleagues through what looks like an ordinary LAN shared drive.

PRODUCTS

   Cachelink is a software-based web-caching product that increases the delivery speed of Internet and Intranet content to end-users. We recently completed the development of Mangomind, an Internet file sharing service, which provides native data access and sharing from user locations that have access to the Internet.

   Cachelink is a LAN-based web-caching software product that significantly improves the performance of Internet access for any size company to commonly viewed web pages. Cachelink stores web information within a local network, a technique known as "caching." Cachelink aggregates the cache from all the PCs on a LAN and makes it available to the entire network. Therefore, rather than going "outside" to the Internet to collect information, Cachelink enables the information to be gathered "inside" within the LAN. In addition to increasing the delivery speed of downloading web sites, Cachelink also reduces a company's Internet traffic, and as a result maximizes bandwidth.

   The Mangomind service is an adaptation of our patented Pooling technology that delivers an easy-to-use virtual file service for the Internet. Mangomind combines the familiarity of Windows applications with the power of the Internet to deliver a secure means for multiple users to share and store important business files. Mangomind provides the security of a Virtual Private Network ("VPN") without the additional hardware and configuration complexities. This virtual file service is hosted by a leading provider of complex Internet services and provides the familiar interface of a shared network drive. The Mangomind service facilitates business-to-business communications using the following features:

  . Simultaneous, multi-user access. Mangomind is the only Internet file-sharing service that allows multiple users in any location to simultaneously access and share files.

  . Robust, safe and secure. Mangomind allows users to set access permissions for files and folders on a Mangomind drive. Data encryption (128-bit) at the client (user) level ensures that all files are securely transmitted and stored. Service level agreements ensure that a user's files are available and protected.

  . Business level security through encryption. Access to shared files is restricted to clients authenticated by using public/private keys; each Mangomind user is authenticated using state-of-the-art private key encryption. Data is stored in encrypted form to prevent unauthorized access.

  . File access permissions. The Mangomind file system allows users to define access permissions for users or groups of users on individual drives, files and folders. Permission settings are easily specified using the same familiar Microsoft Windows procedures.

  . Familiar Windows interface. Mangomind looks and operates just like a local drive and is completely integrated with Windows. No user training is required; applications run as if on a local drive.

  . Access anytime, even when offline. When disconnected from the Internet, users can continue to work on their files offline because Mangomind caches the latest version of a file into a system's local memory. Mangomind automatically synchronizes the files when the user reconnects to the Internet.

  . High availability service. Mangomind provides automatic backup and restore functions, full-time customer support and service, and service level agreements to ensure high availability of the service. The Mangomind service is hosted and managed by leading service providers.

MARKETING AND SALES

   Our marketing strategy is multi-faceted and focuses on providing our customers with Internet business software and services to improve the utility and effectiveness of their Internet-based business applications. We attend and present our products and services at various trade shows, advertise in industry publications, respond to requests for proposals and pursue client referrals. We market and sell our software products and services through a sales force consisting of both salaried and commissioned sales persons. We recently hired a senior vice president of marketing and several consultants to provide us with strategic sales and channel assistance.

   The success of our marketing and sales activities is dependent, among other things, on our ability to retain and attract qualified marketing and sales personnel, enter into qualified reselling agreements with value-added resellers ("VARs") and original equipment manufacturers ("OEMs") as well as the overall market perception of our products and services.

   We are employing varying sales and marketing strategies for our two offerings--the Cachelink product and the Mangomind service.

  Cachelink

   We believe that the success of our marketing and sales strategy for the Cachelink product is dependent, among other things, on the relationships we establish with OEMs and the channels we develop. In July 2000, we executed a value-added reseller agreement with 3Com Corporation ("3Com"), under which we agreed to license Cachelink 3.0 Pro to 3Com for use in 3Com's Office Connect(R) LAN Modem product line. The term of the 3Com agreement is perpetual subject to termination on 30 days' notice after July 14, 2001. The majority of our revenues for the year ended December 31, 2000 were generated under the terms of this agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Also in July 2000, we executed a manufacturer's representative agreement with Marketlink Technologies, LLC ("Marketlink"), under which Marketlink agreed to act as a designated selling agent for the Cachelink software product. Marketlink is a national manufacturer's representative organization specializing in the sale of technology products. While this agreement did not generate significant revenues, we established reseller relationships with approximately 100 qualified VARs and gained valuable insight and knowledge in the packaging, productization and channel marketing efforts for the Cachelink product as well as the Mangomind service. As we achieved our basic goals under the Marketlink agreement, we have terminated the agreement and will continue to build upon the base relationships established through this alliance. Those VARs that have entered into reselling agreements with us will remain as authorized MangoSoft VARs. Several of these VARs are now offering the Cachelink product as part of their solution sets.

   From the information we learned through our channel marketing activities with Marketlink, we have directed our internal sales resources to sell the Cachelink product to educational and governmental sectors. In addition, we have begun to develop an international channel to offer the Cachelink product to foreign distributors. We believe that there are great opportunities for the Cachelink product to penetrate the educational, governmental and foreign markets where high-speed Internet access is not readily available to all.

  Mangomind

   In October 2000, we released Mangomind version 1.0 to the business community and offered it, at no cost, through January 15, 2001. During the free trial period, we gathered a great deal of valuable information from Mangomind users regarding the service's usability as well as how the end user viewed the value of the service. Mangomind version 1.5 was subsequently released in January 2001 and included many enhancements based on the feedback provided by those early users of the service.

   We are marketing the Mangomind service to three key vertical segments that are characterized by their high degree of interaction with workgroups outside their organization and their need for an efficient and secure means of file sharing and project collaboration. We have identified the following vertical segments as our initial target customers:

  .  Law firms,
  .  Financial services, and
  .  Professional service providers (i.e., accountants and consultants).

   Our internal marketing and sales force is focused on obtaining prominent customers within our targeted segments who can serve as strong references for later sales and marketing initiatives. We have established a pilot program where we can work in tandem with these prominent customers to aid them in implementing the Mangomind service throughout their organization. In January 2001, Proskauer Rose LLP, our outside legal counsel, agreed to become the first to join our pilot program.

   We are continuing to determine the appropriate means of marketing and selling the Mangomind service to the business community. We will explore partnership opportunities with application service providers ("ASPs") as well as general technology partners and OEMs to gain a wider acceptance and a broader market for the Mangomind service.

PRODUCT SUPPORT

   We provide channel and technical support to our partners through Internet communication, electronic mail and a traditional telephone support line. We depend on our resellers to provide end-user support and troubleshooting. We maintain a specific reseller site on our web page that includes a frequently asked questions sheet and regularly updated support information. Analysis of support calls is used to improve and enhance both the product and the web site content.


INTELLECTUAL PROPERTY

   To date, we have been granted five patents as follows: (i) System and Method for Providing Highly Available Data Storage Using Globally Addressable Memory (June 1, 1999); (ii) Structured Data Storage Using Globally Addressable Memory (June 29, 1999); (iii) Remote Access and Geographically Distributed Computers in a Globally Addressable Storage Environment (November 16, 1999); (iv) Shared client-side Web Caching Using Globally Addressable Memory (February 15, 2000); and (v) Shared Memory Computer Networks (November 14, 2000). We have applied for five additional U.S. patents which applications are still pending. Our patents cover aspects of our peer-to-peer clustering technology, Cachelink and Mangomind. We have also filed patent applications outside of the U.S. that are counterparts to the issued patents and pending applications. We also own trademarks on "Cachelink," "Medley," "Mango," and "MangoSoft." In addition, we also own service marks on "Mangomind" and "the Business Internet File Service."

   We consider elements of our software and peer-to-peer clustering technology to be proprietary. We rely on a combination of trade secrets, copyright and trademark law, contractual provisions, confidentiality agreements, and certain technology and security measures to protect our intellectual property, proprietary technology and know-how. Our future results of operations are highly dependent on the proprietary technology that we have developed internally. Consequently, we have taken actions to secure our proprietary technology in the form of patent protection. If we are denied our patent requests, either individually or as a group, we believe that there would be a material adverse impact on our business.

   We license encryption software from a leading e-security software provider. This encryption software allows multiple users to more securely transmit, share and store files via the Mangomind service. All files shared, stored and transmitted over the Internet using the Mangomind service are protected with 128-bit encryption. We are required to make royalty payments to the software provider based on the volume of our sales. We prepaid $100,000 of this royalty in 2000.

EMPLOYEES

   As of December 31, 2000, we had 74 full-time employees. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be as successful in the future. None of our employees are subject to collective bargaining agreements.

RISK FACTORS

We Have A Limited Operating History And A History Of Substantial Operating
Losses.

   Our current operations substantially commenced in May 1997. Accordingly, our prospects must be evaluated in light of the problems, expenses, delays and complications normally encountered with any early stage business. We have a history of substantial operating losses since our inception (June 1995) and have an accumulated deficit of approximately $69.9 million as of December 31, 2000. For the years ended December 31, 2000 and 1999, our losses from operations, excluding the net effects of stock-based compensation, were $13.9 million and $7.1 million, respectively. Such losses have resulted primarily from costs incurred in research and development activities, the establishment of an initial sales and marketing force, and general and administrative expenses. We expect to incur additional operating losses over the foreseeable future and expect cumulative losses to increase substantially as our marketing, sales, and research and development efforts expand. We have historically experienced cash flow difficulties primarily because our expenses exceed our revenues.

Our Performance Depends On Market Acceptance Of Our Products, Which Have Few Customers.

   We recognized approximately 92% of our 2000 revenues from the sale of our Cachelink product to two customers. We recorded sales to 3Com and Premio Computer, Inc. of approximately $45,000 and $11,000, respectively. In 1999, we recorded approximately $37,000 of revenues entirely from the sale of our Medley product, which we have since discontinued. We expect to derive a substantial majority of our revenues from the sale of the Mangomind service, which we have not previously marketed. Accordingly, our future financial performance will depend on the growth in demand for and market acceptance of new software products and services. As is typical in new and evolving markets, demand for and market acceptance of products and services is subject to a high level of uncertainty. We have limited experience in commercially providing software products and services. In addition, the small business market, which we are targeting, is relatively young and there are few proven products and services. There can be no assurance that we will generate business from our products and services or that our market acceptance will increase. If the markets fail to develop, develop more slowly than expected or attract new competitors, or if our products and services do not achieve market acceptance, our business, financial condition and results of operations will be materially and adversely affected.

We Have A Multi-faceted Market Strategy.

   We expect our future marketing efforts will substantially focus on developing strategic relationships with other larger public and private companies ("Channel Sources") that seek to augment their business by directly or indirectly offering our products and services to their customers. To date, our only significant Channel Sources was with Marketlink. Sales generated from this Channel Source fell short of our expectations and in January 2001, we exercised our option to terminate our manufacturer's representative agreement with Marketlink. The inability to receive, manage or retain additional Channel Sources, or our ability to market the its products effectively or provide timely and cost effective customer support and service, could materially adversely affect our business, operating results and financial condition.

We Will Need Additional Financing.

   We may require substantial additional capital to finance our future growth and product development activities. In 2000, we raised approximately $32.3 million from the sale of our securities. We used a significant portion of these proceeds to expand our operations. We had approximately $17.4 million of cash and cash equivalents at December 31, 2000. Additional expansion of our operations will be dependent in large measure on the acceptance of our technology. Although we have identified certain areas for potential expansion, there can be no assurance that we will be able to expand our operations successfully. We may also expand our operations through acquisitions. We currently have no agreements, understandings or commitments and are not engaged in any negotiations relating to any potential acquisitions. There can be no assurance that we will effect any acquisitions or that we will be able to successfully integrate into our operations any acquired businesses.

   Our rollout of the Mangomind service may require additional investment capital. The timing and amount of our capital requirements will depend on many factors, including:

  .  the acceptance and demand for our products and services;
  .  the costs of developing new products or enhancing existing products;
  . the costs associated with expanding our operations; and . the number and timing of acquisitions, if any.
   If we issue additional stock to raise capital, current ownership percentages may be reduced. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

There May Be Limited Liquidity In Our Common Stock.

   Our common stock is listed on the OTCBB. We successfully registered the majority of our outstanding common stock and other securities with the Securities and Exchange Commission in November 2000. We were unsuccessful in applying for trading on the Nasdaq National Market and the American Stock Exchange as the market price of our common stock did not meet the minimum-trading threshold established by either of these markets. There can be no assurance that any future application to either of these markets will be made or that if made, the common stock will be accepted for listing. Even if we are accepted on an exchange or Nasdaq, a trading market may not develop or be sustained. Without an active trading market for our common stock, investors may not be able to liquidate their investment.

Rapidly Changing Technology May Adversely Affect Our Business.

   Demand and market acceptance for recently introduced services and products like those offered by us are subject to a high level of uncertainty. The use of the Internet in marketing and advertising and otherwise, particularly by those individuals and enterprises that have historically relied upon traditional means of marketing and advertising, generally requires the acceptance of a new way of conducting business and exchanging information. Enterprises that have already invested substantial resources in other means of conducting business and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing resources and infrastructure less useful. There can be no assurance that the market for our products and services will develop and if it fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our products and services do not achieve market acceptance, our business, operating results and financial conditions will be materially and adversely affected.

   Our ability to derive revenues will also depend upon a robust industry and the infrastructure for providing Internet access and carrying Internet traffic. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure or timely development of complementary products, such as high-speed modems. Moreover, other critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease-of-use, access, and quality of service) remain unresolved and may impact the growth of Internet use. Because global commerce and online exchange of information on the Internet and other similar open wide-area- networks are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be and remain a viable commercial marketplace. If the infrastructure necessary to support the Internet's commercial viability is not developed, or if the Internet does not become a viable marketplace, our business, operating results and financial condition would be materially and adversely affected.

Litigation Concerning Intellectual Property Could Adversely Affect Our
Business.

   We own trademarks on "Cachelink," "Medley," "Mango," "MangoSoft," "Pool" and "Pooling." We also own the service marks on "Mangomind" and "the business Internet file service." In addition, we have been granted five patents. Five other patents have been applied for and are pending. There can be no assurance, however, that the patents will be issued, and if issued, there can be no certainty that claims allowed in any such patents would provide competitive advantages or protection for our products and services, or that competitors will not successfully challenge such claims. We consider certain elements of our software and our peer-to-peer clustering technology to be proprietary. We rely on a combination of trade secrets, copyright and trademark law, contractual provisions, confidentiality agreements and certain technology and security measures to protect its proprietary intellectual property, technology and know-how. Our business is subject to rapid changes in technology including potential introduction of competing products and services, which could have a material adverse impact on our business. Hardware-based file servers and web caching products exist that could be used as the basis for the development of technology that would compete with the technology we employ. In addition, there can be no assurance that research and development by others will not render our technology obsolete. Furthermore, in a technology-based industry, there can be no assurance that a claim of patent or other infringement will not be made against us. While we are not aware of any such claims, no infringement studies have been conducted on our behalf. Despite our efforts to protect our proprietary rights, existing copyright, trademark, patent and trade secret laws afford only limited protection.

   Moreover, effective protection of copyrights, trade secrets, trademarks and other proprietary rights may be unavailable or limited in certain foreign countries and territories. There can be no assurance that these domestic and foreign laws, in combination with the steps taken by us to guard our proprietary rights, will be adequate to prevent misappropriation of our technology or other proprietary rights.

We May Be Subject To New Government Regulation.

   We are not currently subject to direct regulation by any government agency, other than regulations generally applicable to businesses. However, due to the increasing media attention focused on the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, and pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our products and increase our cost of doing business or cause us to modify our operations, or otherwise have an adverse effect on our business, operating results and financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

Substantial Competition May Adversely Affect Our Business.

   The markets for our products are characterized by rapid technological change, evolving industry standards, customer demands and intense competition. We compete with a number of large public and private companies, including many large computer and software designers, which have created technologies and products that perform similar and/or competing functions to those of our products. We also compete with hardware providers that have bundled in a certain level of networking functionality on top of the hardware, all-in-one Internet access solutions and virtual office workspace offerings. Many of our competitors have greater resources, including more extensive facilities, larger research and development teams, more experienced sales and marketing teams, greater capital resources and equipment, and the ability to offer a broader range of services than we have. As a result, our ability to remain competitive will depend, in part upon, us being able to successfully and continually develop and introduce, in a timely and cost-effective manner, enhancements to existing products in response to both evolving demands of the marketplace and competitive product offerings. In addition, over a long-term period, our ability to remain competitive will depend in significant part upon our ability to develop and introduce, in a timely and cost-effective manner, new products to expand and diversify our product offerings. There can be no assurance that we will be successful in developing and introducing, in a timely and cost-effective way, any enhancements or extension for existing products or any new products. In addition, there can be assurance that our competitors will not achieve technological advances that provide a competitive advantage over our products or that make such products obsolete.

Our Success Depends on Key Personnel.

   Even if we successfully generate significant revenue growth, there can be no assurance that we will effectively develop and implement systems, procedures or controls adequate to support our operations or that our management will be able to achieve the rapid execution necessary to fully exploit the opportunities for our products. To manage our business and growth, we must continue to implement and improve our operational and financial systems and continue to expand, train and manage our employees. In particular, we believe that we will need to hire additional employees. If we are unable to manage growth effectively, our business, operating results and financial condition will be materially affected. Our success is dependent upon the efforts of our senior management. The loss of any of our senior management, could delay or prevent us from achieving our objectives. We are also highly dependent upon our ability to continue to attract and retain additional management and technical personnel because of the specialized nature of our business.

   Competition for such qualified personnel is intense, and there can be no assurance that we will be able to retain existing personnel or attract and retain additional qualified personnel necessary for the development of our business. Our inability to attract and retain qualified personnel would have a material adverse effect on our business, financial condition and results of operations.

Defects In Our Software May Adversely Affect Our Business.

   Complex software products and services such as Cachelink and Mangomind, or any new product that we may develop in the future, may contain errors, failures, bugs or defects, particularly when first introduced, and as updates, upgrades and new versions are released. Our introduction of products with errors, failures, bugs, defects or other reliability, quality or compatibility problems could result in adverse publicity, product returns, reduced orders, uncollectible accounts receivable, delays in collecting accounts receivable, product redevelopment costs, loss of or delay in market acceptance of our products and services, or claims by the customer or others against us. Resolving such problems could require significant investments of our human and financial resources. Errors, failures, bugs or defects in our products could have a material adverse effect on our business, financial condition and results of operations.

We Have Never Declared Any Dividends.

   We intend to retain any future earnings to finance our operations and do not intend to pay dividends.

Our Directors And Officers Beneficially Own A Significant Portion Of Our Common Stock.

   As of December 31, 2000, our directors and officers, together with entities with which they share an affiliation, beneficially own approximately 18% of the our capital stock, including all outstanding options to purchase shares of our common stock. These stockholders, acting as a group, may continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of a majority of our Board of Directors and the determination of all corporate actions. The voting power of these stockholders could also have the effect of delaying or preventing a change in our control. Such influence by management could have the effect of discouraging others from attempting to take-over MangoSoft thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.

ITEM 2. DESCRIPTION OF PROPERTY

   Our research and development, sales and marketing, customer support and administrative offices are located in Westborough, Massachusetts, and consist of approximately 29,000 square feet of office space under a lease expiring on August 31, 2003. Our offices are leased from Westborough Five, an independent, third party lessor. The lease terms include an annual base rent of approximately $710,000 per year plus a proportionate share of certain operating costs, such as common area maintenance. The total rent expense on this facility in 2000 was approximately $596,000. Our offices have the capacity to accommodate approximately 100 employees.

ITEM 3. LEGAL PROCEEDINGS

   There are no material pending legal proceedings, other than the routine litigation occuring in the normal course of operations, to which we are a party or of which any of our properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

   No matters were submitted during the fourth quarter of the year ended December 31, 2000 to a vote of our security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(A) Market Information

   As of December 31, 2000, we had a total of 26,956,842 shares of common stock issued and outstanding. We registered the majority of our outstanding common stock on Form SB-2, Commission File No. 333-41886, which became effective on November 28, 2000.

   Our common stock has been trading on the Over-The-Counter Bulletin Board Market ("OTCBB") under the symbol "MNGX." Public trading of the common stock of MangoSoft, Inc. (i.e., post merger) commenced in October 1999. The following sets forth the high and low bid price quotations for each calendar quarter in which trading occurred during the last two fiscal years. Such quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions:

     2000                                                            High   Low
     ----                                                           ------ -----
     First Quarter................................................. $28.00 $8.13
     Second Quarter................................................  19.25  6.25
     Third Quarter.................................................  18.38  4.06
     Fourth Quarter................................................   8.13  0.97

     1999                                                            High   Low
     ----                                                           ------ -----
     Fourth Quarter................................................   9.75  3.25

   On March 26, 2001, the last reported sale price of our common stock on the OTCBB was $1.47 per share.

(B) Holders

   As of March 26, 2001, there were approximately 500 holders of record of our common stock. This number does not include stockholders for whom shares were held in a "nominee" or "street name."

(C) Dividends

   We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying cash dividends on our common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

   The only restrictions that limit the ability to pay dividends on the common stock are those imposed by corporate law. Under Nevada corporate law, no dividends or other distributions may be made which would render us insolvent or reduce assets to less than the sum of our liabilities plus the amount needed to satisfy any liquidation preference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-KSB that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Annual Report on Form 10-KSB, including under "Risk Factors."

OVERVIEW

   We develop Internet business software and services that improve the utility and effectiveness of Internet-based business applications. We develop, market and support software solutions to address the networking needs of small businesses, workgroups and large enterprises. Our products and services enhance the performance of PC networks and deliver improved service utilizing existing equipment.

   We are considered to be a development stage company since we have not generated significant revenues from the products and services that have been developed to date. We are subject to a number of risks similar to those of other companies in an early stage of development. Principal among these risks are dependencies on key individuals, competition from other substitute products and larger companies, the successful development and marketing of our products and the need to obtain adequate additional financing necessary to fund future operations.

   As described in Note 2 to the Consolidated Financial Statements, the accounting applied in the Merger of First American Clock Co. and MangoSoft Corporation differs from the legal form. Since the transaction has been accounted for as a reverse acquisition, our historical financial results are those of MangoSoft Corporation.

RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 2000 AND 1999

   Revenue increased $23,331 from $37,207 in 1999 to $60,538 in 2000, an increase of approximately 63%. The increase was attributable principally to the commercial release of Cachelink 3.0. All of our 2000 revenues were the result of Cachelink sales, while in 1999, all of our revenues were generated from the sale of the Medley product, which we have since discontinued. As a percentage of revenue, our largest customers in 2000 included 3Com (74%) and Premio Computer, Inc. (18%) as compared to Hitachi, Ltd. (67%) in 1999.

   Cost of revenues increased to $8,955 from $363 in 1999. The 2000 cost of sales represented disk replication costs incurred in connection with our sales to 3Com.

   Operating expenses, excluding stock-based compensation costs (discussed separately below), increased approximately 96% to $13,949,890 in 2000 from $7,103,132 in 1999. The increase is primarily attributable to costs associated with the on-going development of the Mangomind service and the expansion of our marketing, sales and support activities for the Mangomind service and Cachelink product. In addition, we incurred certain professional costs associated with the registration of the majority of our common stock resulting in an increase in our general and administrative costs.

   A summary of the operating expenses and the (decreases) increases is as follows:

                               Year Ended December 31,    Increase (Decrease)
                               ------------------------- ---------------------
                                   2000         1999        Amount     Percent
                               ------------  ----------- ------------  -------
Research and development...... $  5,639,467  $ 4,420,903 $  1,218,564     28 %
Selling and marketing.........    3,546,272      412,842    3,133,430    759 %
General and administrative....    4,728,863    2,204,499    2,524,364    115 %
Consulting fees--related
 party........................       35,288       64,888      (29,600)   (46)%
                               ------------  ----------- ------------
                                 13,949,890    7,103,132    6,846,758     96 %
Stock-based compensation......  (15,098,350)  20,734,695  (35,833,045)  (173)%
                               ------------  ----------- ------------
 Total........................ $ (1,148,460) $27,837,827 $(28,986,287)  (104)%
                               ============  =========== ============

   Operating expenses, including stock-based compensation costs, decreased approximately 104% to a net benefit of $1,148,460 in 2000 from a net expense $27,837,827 in 1999.

   We recorded a net stock-based compensation benefit of $15,098,350 in 2000 as compared to a net expense of $20,734,695 in 1999. The benefit is primarily attributable to the decline in the market value of our common stock from $9.75 per share as of December 31, 1999 to $1.19 as of December 31, 2000 and its effect on our stock appreciation rights ("SARs"). As of December 31, 2000, there were 2,883,356 outstanding options to purchase our common stock with SAR features as compared to 3,150,428 outstanding options in 1999. See discussion of our accounting for stock-based compensation in Note 9 to the consolidated financial statements.

   Income from operations was $1,102,874 for 2000 compared with a loss from operations of $27,800,983 for 1999 as a result of the above factors.

   Interest income increased $1,089,332 from $13,542 in 1999 to $1,102,874 in 2000. The increase was attributable to interest earned on the investment of proceeds we received from the sale of our common stock and Convertible Preferred Stock, Series A, in March and April of 2000.

   Total interest expense decreased from $5,228,657 in 1999 to $10,224 in 2000. Included in our 1999 total interest expense was $4,860,000 in interest expense incurred as a result of a beneficial conversion feature on our February 1999 issuance of 12% convertible notes. In conjunction with our Merger, the terms of these notes were changed, which provided for a beneficial conversion to all note holders. See discussion of beneficial conversion feature in Note 5 to the consolidated financial statements. The remaining decrease was attributable to the conversion of our then outstanding debt into common stock in conjunction with our Merger.

RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 1999 AND 1998

   Revenue decreased from $245,406 in 1998 to $37,207 in 1999 due to our decision to defer sales and marketing efforts and focus on improving the product following a product recall in 1998. A single customer, Hitachi, Ltd., represented 67% of the 1999 revenue, while another customer, Nippon Telephone & Telegraph, represented 85% of the 1998 revenue. No other customer represented 10% or more of revenue in 1999 or 1998.

   Cost of revenues decreased to $363 from $91,529 due to the lower level of revenue. In 1999, the products sold were delivered over the Internet and we did not require the disk replication costs as had occurred in 1998.

   Operating expenses, excluding stock-based compensation costs, decreased approximately 46% to $7,103,132 in 1999 from $13,259,855 in 1998. The decrease was due to changing the sales distribution channel from a retail approach to value added resellers, consolidating corporate functions and reducing total personnel.

   A summary of the operating expenses and the (decreases) increases is as follows:

                                   Year Ended December 31, Increase (Decrease)
                                   ----------------------- --------------------
                                      1999        1998       Amount     Percent
                                   ----------- ----------- -----------  -------
Research and development.......... $ 4,420,903 $ 6,615,558 $(2,194,655)   (33)%
Selling and marketing.............     412,842   2,608,190  (2,195,348)   (84)%
General and administrative .......   2,204,499   3,388,312  (1,183,813)   (35)%
Consulting fees--related party....      64,888     647,795    (582,907)   (90)%
                                   ----------- ----------- -----------
                                     7,103,132  13,259,855  (6,156,723)   (46)%
Stock-based compensation..........  20,734,695          --  20,734,695    100 %
                                   ----------- ----------- -----------
 Total............................ $27,837,827 $13,259,855 $14,577,972    110 %
                                   =========== =========== ===========

   Operating expenses, including stock-based compensation costs, increased approximately 110% to $27,837,827 in 1999 from $13,259,855 in 1998.

   Stock-based compensation costs were $20,734,695 in 1999. Of this total, $10,085,922 related to research and development, $1,303,333 related to selling and marketing and $9,345,440 related to general and administrative activities. The stock-based compensation costs represent the excess of the fair value of our common stock over the exercise price of the variable stock option grants during the year. There were no stock-based compensation costs in 1998.

   The loss from operations increased from approximately $13.1 million in 1998 to $27.8 million in 1999, or 112%, due to the stock-based compensation costs.

   Interest income declined from $168,498 in 1998 to $13,542 in 1999 due to generally lower average cash balances in 1999, as approximately $2.0 million was raised during 1999 through debt offerings, versus the approximately $13.1 million raised at the end of 1997 through the sale of the Redeemable Convertible Preferred Stock, Series E.

   Interest expense increased from $69,233 in 1998 to approximately $5.2 million in 1999 due to the issuance of the 12% convertible notes in February 1999. Approximately $4.9 million of the interest cost in 1999 represents the value of a beneficial conversion feature. Pursuant to the merger, the notes converted at a price of $0.71 per share, which was lower than the fair value of the common stock. The difference between the $0.71 and the fair value, which constitutes a beneficial conversion feature, has been recorded as interest expense. Since the accrued interest on the 12% convertible notes also converted to our common stock in conjunction with the merger, virtually none of the interest expense required an outlay of cash in 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   We were formed in June 1995 and since our formation have raised approximately $74.2 million in financing from private placements of debt and equity securities. The table below summarizes our financing activities:

                                                            Aggregate Proceeds
       Date                     Description                    (in millions)
       ----                     -----------                 ------------------
   August 1995    MangoSoft Corporation Series A
                  Convertible Preferred Stock............         $ 1.5
  December 1995   MangoSoft Corporation Series B
                  Convertible Preferred Stock............           2.0
    June 1996     MangoSoft Corporation Series C
                   Redeemable Convertible Preferred
                   Stock.................................           9.0
    April 1997    MangoSoft Corporation Series D
                   Redeemable Convertible Preferred
                   Stock.................................           6.4
  December 1997   MangoSoft Corporation Series E
                   Redeemable Convertible Preferred
                   Stock.................................          13.1
   October 1998   MangoSoft Corporation Demand Notes
                   Issued to Related Parties                        2.0
  February 1999   MangoSoft Corporation 12% Convertible
                   Notes.................................           4.0
  September 1999  MangoSoft, Inc. Common Stock...........           3.8
  December 1999   MangoSoft, Inc. Demand Notes Issued to
                   Related Parties.......................           0.2
    March 2000    MangoSoft, Inc. Series A Preferred
                   Stock (subsequently converted into
                   Common Stock)............................       10.0
 March/April 2000 MangoSoft, Inc. Common Stock...........          21.0
     May 2000     MangoSoft, Inc. Common Stock...........           1.2
                                                                  -----
                    Total................................         $74.2
                                                                  =====

   In addition to the financing we received through the sale of our securities, we have, at times, depended on bank debt, loans from stockholders and directors and credit from suppliers to meet our interim financing needs. We incurred $750,000 in bank debt in the form of an equipment term loan in 1998 that was subsequently repaid with the proceeds we received from the sale of our 12% convertible notes in February 1999. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At December 31, 2000, we had approximately $1.3 million in trade payables, the majority of which were current.

   At December 31, 2000, we had a cash balance of approximately $17.4 million and working capital of approximately $15.7 million. Excluding our facility lease and other minor equipment leases, we do not have any long-term obligations.

   The proceeds raised from the sale of our securities have been used in the development of our current products and services with approximately $28.6 million invested in research and development and $13.0 million in sales and marketing since inception. The remaining proceeds have been used for working capital and general corporate purposes.

   As illustrated in the table above, we raised approximately $32.2 million in gross proceeds from the sale of our securities in 2000. We incurred approximately $1.0 million in offering costs in connection with the sale of these securities, $0.7 million of these costs represents the fair value of warrants issued to the placement agent to purchase 58,975 shares of our common stock at $4.00 per share.

   We are in the development stage, and to date, our product sales have provided a minor source of liquidity. From inception through December 31, 2000, we have generated approximately $343,000 in sales and incurred cumulative net losses of approximately $66.8 million. We have significantly expanded our internal operations adding 28 employees and 6,000 square feet to our Westborough, MA facility lease. In addition, we increased our marketing and sales efforts for our Cachelink product and Mangomind service.

   Capital expenditures amounted to approximately $1.4 million in 2000. Included in this amount was approximately $0.6 million for the purchase of computer hardware, software and communications equipment for our outsourced data center and customer support infrastructure. The remainder of our capital expenditures related primarily to the purchase of computer hardware to support our newly hired employees and quality assurance testing labs.

   We believe that we have adequate funding to continue operations at least for the next twelve (12) months based on our current and forecasted expense and cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

   In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 delaying the effective date of SFAS No. 133. We will be required to implement SFAS No. 133 effective January 1, 2001. The effect of adopting SFAS No. 133 will not have an impact on us, as we currently do not engage in derivative or hedging activities.

ITEM 7. FINANCIAL STATEMENTS

   Our consolidated financial statements and related notes, which are attached to this Annual Report on Form 10-KSB beginning on page 28, are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On January 11, 2000, we dismissed our then current independent accountant, David T. Thompson P.C. ("Thompson") and appointed Deloitte & Touche LLP as our independent accountant. The decision to change independent accountants was recommended by the Audit Committee and approved by the Board of Directors on October 14, 1999.

   Our change in independent accountants was a result of our merger. Since the merger, we have been conducting the business previously conducted by MangoSoft Corporation and have appointed Deloitte & Touche LLP as our independent accountants in order to ensure continuity.

   Thompson's report on the financial statements of First American for the fiscal years ended December 31, 1998 and 1997 did not contain an adverse opinion or disclaimer of opinion. Furthermore, such reports were not qualified or modified as to uncertainty, audit scope or accounting principles, and there were no disagreements with Thompson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. However, Thompson's reports for the fiscal years ended December 31, 1998 and 1997 contained doubt about First American's ability to continue as a going concern.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   Set forth below is a list of our directors and executive officers and their principal occupations for the past five years. All of our officers provide services to the Company on a full-time basis.

 Name                 Age  Position
 ----                 ---  --------
 Dale Vincent        56    Director, President and Chief Executive Officer
 Paul C. O'Brien (1) 61    Director and Non-Executive Chairman
 Tony Coelho (1)     57    Director
 Dr. Ira Goldstein   52    Director
 Dr. Nick Tredennick 54    Director
 Selig Zises         58    Director
 Donald A. Gaubatz   56    Senior Vice President and Chief Operating Officer
 Linda Myers-Tierney 47    Senior Vice President and Chief Marketing Officer
 Scott H. Davis      43    Vice President and Chief Technology Officer
 Robert E. Parsons   50    Vice President and Chief Financial Officer

--------
(1) Member of the Audit Committee and the Compensation Committee.

   Dale Vincent was appointed President, Chief Executive Officer and elected a Director following the Merger in September 1999. Previously, he served as the Chief Executive Officer of MangoSoft Corporation since May 1999, as its Chief Financial Officer from September 1998 to May 1999, and as a Director of MangoSoft Corporation since July 1995. Mr. Vincent has over 25 years of senior financial and business management experience, with the last 10 years developing and funding companies in the software industry. Since April 1990, Mr. Vincent has served as a Managing Director of ACAP, a private investment company, the general partner of Associated Capital L.P., a private investment company, and consults with Associated Capital L.P. with respect to its investment and marketing activities. He has also served as a Director of MaMaMedia Inc. since 1996.

   Paul C. O'Brien was elected a Director and Non-Executive Co-Chairman following the Merger in September 1999. He previously served MangoSoft Corporation in the same capacity from June 1999 to September 1999. Mr. O'Brien has over 30 years experience in the telecommunications industry. He has been the President of Pan-Asia Development, an investment firm concentrating on Asian ventures, since 1995. In December 1994, Mr. O'Brien founded The O'Brien Group, Inc., a telecommunications investment and consulting firm that provides pro bono consulting services for a wide variety of non-profit organizations concentrating on fund-raising and public policy issues. Prior to founding his firm, he was employed by New England Telephone where he was appointed President and Chief Executive Officer in 1988 and Chairman of the Board in 1993. Mr. O'Brien serves as a Director of NETOPTIK and Renaissance Worldwide, and is non-executive Chairman of the Board of View Tech and Cambridge Neuroscience. He is also a Director of several private companies.

   Tony Coelho was elected a Director in February 2001. Previously, Mr. Coelho served as a United States Congressman from 1978 to 1989. He has been the Chairman of the President's Committee on Employment of People with Disabilities since his appointment in 1994 by President Clinton and was appointed as Vice Chair of the National Task Force on Employment of Adults with Disabilities in 1998. Mr. Coelho currently serves as a Director of the Epilepsy Foundation of America, the National Organization on Disability, the National Rehabilitation Hospital and VSA (formerly Very Special Arts).

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

   Dr. Nick Tredennick was elected a Director in February 2000. He previously served on the MangoSoft Corporation Board of Advisors since the Merger. Dr. Tredennick has served as President of Tredennick, Inc., a technical consulting company, since 1989. He served as Chief Scientist for Altera and currently serves as Chief Scientist for QucikSilver Technology. Dr. Tredennick holds nine patents in microprocessor logic design and reconfigurable computing. Dr. Tredennick was named a Fellow of the IEEE for his contributions in microprocessor design and recently was nominated as an IEEE representative to the Engineering Accreditation Commission. Dr. Tredennick is on the Board of Directors of OpenReach.

   Selig Zises was elected a Director following the Merger in September 1999. He previously served MangoSoft Corporation in the same capacity from July 1995 to September 1999. Mr. Zises has served as a Managing Director and Treasurer of ACAP, Inc., the general partner of Associated Capital L.P. since April 1990. In this capacity, he consults with Associated Capital L.P. with respect to its trading and investment activities. He was a co-founder of Integrated Resources, Inc. and served as its Chairman and Chief Executive Officer from 1969 through early 1989. Mr. Zises is the Chairman of the Board of Associated Venture Management, a venture capital and merchant banking firm.

   Donald A. Gaubatz was appointed Senior Vice President and Chief Operating Officer in January 2000. He previously served on the Board of Advisors since the Merger. Previously, Mr. Gaubatz was an independent investor and consultant, working with development stage companies in the fields of video, optical and wireless networking. From 1978 to 1994, Mr. Gaubatz held numerous positions at Digital Equipment Corporation.

   Linda-Myers Tierney was appointed Senior Vice President and Chief Marketing Officer in December 2000. Previously, Ms. Myers-Teirney served as Chief Marketing Officer at Eastman Software from December 1999 to December 2000. From 1996 to 1999, Ms. Myers Teirney founded Myers-Teirney & Associates, an independent consulting practice market research firm that provided industry analysis, market research and positioning strategy to a wide range of clients.

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

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Exchange Act and the rules thereunder require our directors and officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Our personnel generally prepare these reports on the basis of information obtained from each director and officer, and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all reports filed. To the best of our knowledge, all reports required by Section 16(a) of the Exchange Act to be filed by our directors, officers and 10% or greater stockholders during our fiscal year ended December 31, 2000 were filed on time except that two Form 4's were not timely filed for Selig Zises for November 2000 covering three purchases of our common stock and December 2000 covering one purchase and one sale of our common stock.

ITEM 10. EXECUTIVE COMPENSATION

   The following table sets forth information concerning the total compensation we paid to our chief executive officers and the three other executive officers who were serving as executive officers at the end of 2000 and earned in excess of $100,000 during 2000. These four persons are herinafter referred to collectively as the "Named Executive Officers."

                           Summary Compensation Table

                               Annual Compensation           Long Term Compensation
                               -------------------           ----------------------
                                                                                               All
Name and Principal                                  Restricted Stock Securities Under  LTIP   Other
Position                  Year   Salary     Bonus        Awards        Options/SARS   Payouts Comp.
------------------        ---- ---------- --------- ---------------- ---------------- ------- -----
Dale Vincent (1)........  2000    171,635                  --            600,000         --     --
President and Chief       1999    150,000        --        --            400,000         --     --
 Executive Officer        1998    201,200        --        --                 --         --     --
Donald A. Gaubatz (2)
 (3)....................  2000    140,096        --        --            225,000         --     --
Senior Vice President
 and                      1999         --        --        --             25,000         --     --
 Chief Operating Officer  1998         --        --        --                 --         --     --
Scott H. Davis .........  2000    135,200    19,000        --                 --         --     --
Vice President and Chief  1999    128,000    19,000        --            250,000         --     --
 Technology Officer       1998    124,462        --        --                 --         --     --
Robert E. Parsons.......  2000    119,615        --        --                 --         --     --
Vice President and Chief  1999     43,265    25,000        --            160,000         --     --
 Financial Officer        1998         --        --        --                 --         --     --

--------
(1) From March 1998 to September 1998, Mr. Vincent served as the Chief Financial Officer of MangoSoft Corporation pursuant to an agreement between MangoSoft Corporation and Associated Venture Management ("AVM"). Selig Zises, a director and principal stockholder of MangoSoft, Inc., is the Chairman of the Board of AVM. The cost of Mr. Vincent's services was $151,200, which was included in the $647,795 administrative fee charged to MangoSoft Corporation by AVM during 1998. In September 1998, MangoSoft Corporation negotiated an agreement with Mr. Vincent and his company RCG Real Estate ("RCG") under which Mr. Vincent continued to serve MangoSoft Corporation as its Chief Financial Officer, in consideration of which MangoSoft Corporation paid RCG $12,500 per month. In May 1999, Mr. Vincent was named the President and Chief Executive Officer of MangoSoft Corporation. Mr. Vincent continued to be compensated under the terms of the agreement with RCG through December 1999. On January 1, 2000, Mr. Vincent became an employee of the Company and the agreement with RCG was terminated. The Company believes the fees paid to AVM and RCG for Mr. Vincent's services during the respective periods were on terms as favorable as those available from non-affiliated persons.

(2) The 2000 salary amount reflects a partial year. Mr. Gaubatz began employment in January 2000.
(3) Mr. Gaubatz received the option to purchase 25,000 shares of common stock in his capacity as a member of our Board of Advisors in 1999.

Options

   The following tables sets forth information concerning grants of stock options to, and exercises of stock options by, the Named Executive Officers during 2000, and the number and value of unexercised options held by each of them at December 31, 2000. The Value of the Unexercised In-The-Money Options is based on the average bid and ask price of our common stock on the OTCBB on December 31, 2000.

          Options / SAR Grants in Last Fiscal Year (Individual Grants)

                         Number of Securities   Percent of the Total                      Option
                         Underlying Options / Options / SARs Granted to Option Exercise Expiration
Name                         SARs Granted         Employees in 2000     Price per Share    Date
----                     -------------------- ------------------------- --------------- ----------
Dale Vincent............       600,000                  20.6%                $4.00       3/14/10
Donald A. Gaubatz ......       225,000                   7.7%                $4.00       1/31/10

                      Fiscal Year-End Option / SAR Values

                                                  No. of Securities
                                                     Underlying           Value of Unexercised
                                                 Unexercised Options      In-The-Money Options
                                              ------------------------- -------------------------
                           Shares
                         Acquired on  Value
Name                      Exercise   Realized Exercisable Unexercisable Exercisable Unexercisable
----                     ----------- -------- ----------- ------------- ----------- -------------
Dale Vincent............       --         --   1,000,000          --        $--          $--
Donald A. Gaubatz.......       --         --      81,250     168,750         --           --
Scott H. Davis..........    6,400    $38,400     243,600          --         --           --
Robert E. Parsons.......       --         --     160,000          --         --           --

Compensation of Directors

   With the exception to Dr. Ira Goldstein, who was paid $126,000 for technical consulting services rendered to us, our outside directors are compensated for their services in the form of stock option grants. No cash compensation is paid to the directors for their services. The following table sets forth the options granted to each outside director in 2000:

                                 Number of Securities                   Option
                                 Underlying Option /  Option Exercise Expiration
Name                                 SARs Granted     Price per Share    Date
----                             -------------------- --------------- ----------
Craig D. Goldman (1)............       120,000             $5.00       5/23/10
Dr. Ira Goldstein ..............        25,000             $5.00       5/23/10
Dr. Nick Tredennick ............        75,000             $5.00       5/13/10

--------
(1) On January 29, 2001, Craig D. Goldman resigned from our Board of Directors. Mr. Goldman's vested options will expire on January 29, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information as of February 1, 2001 with respect to beneficial ownership of our common stock by (i) each person we know to own beneficially more than 5% of our outstanding common stock; (ii) each director and named executive officer; and (iii) all directors and named executive officers as a group. The percentages in the last column are based on 26,957,142 shares of common stock outstanding on February 1, 2001. In each case, except as otherwise indicated in the footnotes to the table, the shares shown in the second column are owned directly by the individual or members of the group named in the first column and such individual or group members have sole voting and dispositive power with respect to the shares shown. For the purposes of this table, beneficial ownership is determined in accordance with the federal securities laws and regulations; inclusion in the table of shares not owned directly by the named director or executive officer does not constitute an admission that such shares are beneficially owned by the director or officer for any other purpose.

                                      Number of Shares
                                             of         Percent of Outstanding
Beneficial owners:                   Common Stock Owned   Common Stock Owned
------------------                   ------------------ ----------------------
Palisade Private Partnership (1)....     5,525,000               20.5%
 One Bridge Plaza, Suite 695
 Fort Lee, NJ 07024
Jay Zises (2).......................     3,083,577               11.4%
 767 3rd Avenue, 16th Floor
 New York, NY 10017

Directors and officers:
 Selig Zises (3)(4).................     2,878,192               10.7%
 Dale Vincent (4)(5)................     1,027,135                3.8%
 Donald A. Gaubatz (4)(5)...........       123,437                  *
 Scott H. Davis (4)(5)..............       250,000                  *
 Paul C. O'Brien (4)(5).............       225,000                  *
 Dr. Ira Goldstein (4)(5)...........       150,000                  *
 Robert E. Parsons (4)(5)...........       160,000                  *
 Dr. Nick Tredennick (4)(5).........       104,721                  *
                                         ---------               ----
All directors and officers as a
 group..............................     4,918,485               18.2%

--------
   * Less than one percent.

(1) Total shares of common stock beneficially owned by Palisade Private Partnership, L.P. include: 3,125,000 shares owned by Palisade Private Partnership, L.P., 1,200,000 shares registered in the name of Clippership & Co., and 1,200,000 shares registered in the name of Pitt & Co.

(2) Total shares of common stock beneficially owned by Jay Zises, the brother of Selig Zises, include the following: 58,928 shares owned by Jay Zises; 2,652,375 shares owned by Delaware Guarantee & Trust TTEE FBO Jay Zises IRA (a self-directed IRA); 40,478 shares owned by Jay and Nancy Zises JTWROS; 169,932 shares owned by Guarantee & Trust TTEE FBO Jay Zises IRA DTD 7-9-92 (a self-directed IRA); 67,458 shares owned by Associated Capital LP; and 94,406 shares owned by Associated Capital Offshore LP. Nancy Zises is the wife of Jay Zises. Jay Zises is a limited partner in Associated Capital LP and Associated Capital Offshore LP, and has voting and dispositive power in respect of the common stock owned by such entities. Other than such limited partnerships and the Zises family relationships referenced in this table and the related footnotes, there are no affiliations between Jay Zises and any other persons or entities identified in such table or footnotes.

(3) Total shares of common stock beneficially owned by Selig Zises include the following: 2,696,106 shares owned by Selig Zises; 113,287 shares owned by Guarantee & Trust Co. TEE FBO Selig Zises R-IRA DTD 5-20-96 (a self-directed IRA); and 68,799 shares owned by his daughter Lynn Zises. Selig Zises is the brother of Jay Zises, both of whom are principal stockholders of the MangoSoft. Other than the Zises family relationships references in this table and the related footnotes, there are no affiliations between Selig Zises and any other persons or entities identified in such table or footnotes.

(4) Address is c/o MangoSoft, Inc., 1500 West Park Drive, Suite 190, Westborough, Massachusetts 01581.

(5) Includes shares of common stock which the directors and named executive officers have the right to acquire through the exercise of stock options within 60 days of December 31, 2000, as follows: Dale Vincent, 1,000,000; Craig D. Goldman, 350,000; Donald A. Gaubatz, 123,437; Scott H. Davis, 243,600; Paul C. O'Brien, 200,000; Dr. Ira Goldstein, 100,000; Robert E. Parsons, 160,000; and Dr. Nick Tredennick, 100,000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with directors and officers

   During 1998, AVM provided executive and administrative assistance to MangoSoft Corporation, including services performed by Mr. Dale Vincent through August 1998. Mr. Vincent was an employee of AVM and he served MangoSoft Corporation as a consultant. The cost of these services totaled $647,795 in 1998, including $151,200 for Mr. Vincent's services. In addition, MangoSoft Corporation issued warrants to purchase 25,000 shares of its common stock at an exercise price of $3.50 per share to AVM for services rendered. In 1999, AVM provided us with administrative assistance at a total cost of $64,888. Selig Zises, a director, is the Chairman of the Board of AVM. We believe that the fees paid to AVM for its executive and administrative services during 1999 and 1998 were on terms as favorable as those available from non-affiliated persons.

   In September 1998, MangoSoft Corporation established a consulting relationship with Dale Vincent, a director, to serve as its interim Vice President and Chief Financial Officer. The consulting relationship continued when Mr. Vincent became President and Chief Executive Officer of MangoSoft Corporation. For his services, we compensated Mr. Vincent through his company, RCG, in the amount of $12,500 per month. These payments were made through December 31, 1999 in lieu of salary paid to Mr. Vincent by us. Mr. Vincent was paid a total of $50,000 in 1998 and $150,000 in 1999. Mr. Vincent served MangoSoft Corporation through RCG because it was not clear at that time that he would join MangoSoft Corporation on a permanent basis. We believe that the fees paid to RCG for Mr. Vincent's services during 1999 and 1998 were on terms as favorable as those available from non-affiliated persons.

   In October 1998, MangoSoft Corporation issued a $1 million demand note to each of Selig Zises and Jay Zises. Both Selig Zises and Jay Zises are principal stockholders of MangoSoft, Inc. and Selig Zises is a director of MangoSoft, Inc. Such notes were unsecured, accrued interest at a rate of 8% per annum and were senior to all obligations of MangoSoft Corporation. In February 1999, each of the notes was converted into $1,000,000 of the 12% Notes of MangoSoft Corporation. Over the following six months, Selig and Jay Zises advanced in the aggregate an additional $2,032,500 of interim financing, of which $2,000,000 represented the purchase of additional 12% Notes, in order for MangoSoft Corporation to meet its working capital needs. Also in February 1999, Palisade Private Partnership, L.P. ("Palisade") purchased $2,000,000 principal amount of 12% Notes. In September 1999, in connection with the Merger, the aggregate $6,000,000 plus accrued interest on the 12% Notes held by Selig Zises, Jay Zises and Palisade were converted into 9,000,000 shares of common stock, so that 3,000,000 shares of common stock were issued to each of Selig Zises, Jay Zises and Palisade.

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

   At the time of the Merger, the conversion rate was 65% of the lowest cash price paid for common stock. However, to facilitate completion of the Merger in September 1999, an agreement was negotiated with Selig and Jay Zises and Palisade to convert the 12% Notes at 58% of the lowest price paid for the common stock, or $0.71 per share. We believe the terms of our borrowing arrangements with Selig and Jay Zises and Palisade were on terms as favorable as those available from non-affiliated persons.

   In December 1999, we issued to Selig Zises an 8% unsecured demand note for $200,000 principal amount, which was senior to all our obligations. On March 28, 2000, we repaid the $232,500 principal, including $32,500 outstanding from earlier in the year, plus related accrued interest owed to Selig and Jay Zises. We believe the terms of our borrowing arrangements with Selig and Jay Zises were on terms as favorable as those available from non-affiliated persons.

   We have an agreement with Craig D. Goldman, a director, pursuant to which Mr. Goldman shall receive grants of stock our voting securities on a fully diluted basis. The anti-dilution provision in respect of options granted to Mr. Goldman in connection with his joining the Board of Directors is in recognition of his knowledge, experience and extensive business relationships within the computer software and e-business fields. Options granted to Mr. Goldman are adjusted whenever there are significant new stock option grants or shares of common stock issued to others. In the absence of significant new grants to others, Mr. Goldman's options are adjusted on a quarterly basis. As of December 31, 2000, Mr. Goldman has been granted options to purchase 350,000 shares of common stock at exercise prices ranging from $1.25 to $4.00 per share. On January 29, 2001, Mr. Goldman resigned from our Board of Directors. His outstanding options will expire on January 29, 2002. Options granted to Mr. Goldman have been included in our issued and outstanding stock options granted to employee and non-employees. See Notes 9 and 11 of our consolidated financial statements.

   During 2000, Dr. Ira Goldstein, a director, provided us with part-time technical consulting. For these services, we reimburse Dr. Goldstein on a per-diem basis. In 2000, we paid Dr. Goldstein $126,000 for the technical consulting services he provided us. We believe that the fees paid to Dr. Goldstein for his technical consulting services during 2000 were on terms as favorable as those available from non-affiliated persons.

   On May 27, 1999, MangoSoft Corporation and Steve Frank, MangoSoft Corporation's former Chief Executive Officer, reached a settlement agreement and general release of claims brought by both parties over the termination of Mr. Frank. As part of the settlement agreement, MangoSoft Corporation agreed to repurchase 200,000 shares of its common stock for the sum of $100,000 upon the completion of financing in the aggregate amount of $3,000,000. In connection with the Merger, we repurchased the 200,000 shares from Mr. Frank as agreed.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

 Exhibit
 Number  Description of Exhibit
 ------- ----------------------
  2.1    Agreement and Plan of Merger by and among First American Clock Co.,
         MangoSoft Corporation and MangoMerger Corp., dated as of August
         27,1999. (1)
  3.1    Articles of Incorporation, as amended. (2)
  3.2    By-laws. (2)
         Lease of Westborough Office Park, Building Five, dated November 10,
   10    1995. (3)
   16    Letter on Change in Certifying Accountant. (4)
   21    Subsidiary of the Registrant. (2)
 23.1    Consent of Deloitte & Touche, LLP.
         1999 Incentive Compensation Plan, as amended and restated on May 1,
 99.1    2000. (1)
         Form of Subscription Agreement for purchase of common stock, dated as
 99.2    of March 20, 2000. (1)
 99.3    Form of Warrant Agreement. (1)
 99.4    Value Added Reseller Agreement, dated July 14, 2000, between
         MangoSoft, Inc. and 3Com Corporation. (5)

--------
(1) Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.

(2) Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby incorporated by reference thereto.

(3) Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.

(4) Filed as an exhibit to our Current Report on Form 8-K/A for an event dated January 11, 2000 and hereby incorporated by reference thereto.

(5) Filed as an exhibit to our Registration Statement on Form 10-SB/A, filed August 30, 2000, and hereby incorporated by reference thereto.

                                   SIGNATURES

   In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-KSB and authorized this Annual Report to be signed on its behalf by the undersigned, in Westborough, Massachusetts, on the 29th day of March 2001.

                                          MANGOSOFT, INC.

                                                 /s/ Robert E. Parsons
                                          _____________________________________
                                                     Robert E. Parsons
                                            Vice President and Chief Financial
                                            Officer (chief accounting officer)

   In accordance with the requirements of the Securities Act of 1933, this Annual Report has been signed by the following persons in the capacities and on the dates stated:

             Signature                           Title                    Date
             ---------                           -----                    ----
          /s/ Dale Vincent           President and Chief             March 29, 2001
____________________________________ Executive Officer (Principal
            Dale Vincent             executive officer)

       /s/ Robert E. Parsons         Vice President and Chief        March 29, 2001
____________________________________ Financial Officer (Principal
         Robert E. Parsons           financial and accounting
                                     officer)

          /s/ Tony Coelho            Director                        March 29, 2001
____________________________________
            Tony Coelho

       /s/ Dr. Ira Goldstein         Director                        March 29, 2001
____________________________________
         Dr. Ira Goldstein

        /s/ Paul C. O'Brien          Director                        March 29, 2001
____________________________________
          Paul C. O'Brien

      /s/ Dr. Nick Tredennick        Director                        March 29, 2001
____________________________________
        Dr. Nick Tredennick

          /s/ Selig Zises            Director                        March 29, 2001
____________________________________
            Selig Zises


                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                         INDEX TO FINANCIAL STATEMENTS



                                                                           Page
                                                                           ----

Independent Auditors' Report..............................................  29

Consolidated Statements of Operations For The Years Ended December 31,
 2000 and 1999 and Cumulative For The Period From June 15, 1995
 (Inception) To December 31, 2000.........................................  30

Consolidated Balance Sheets as of December 31, 2000 and 1999..............  31

Consolidated Statements of Stockholders' Equity (Deficiency) For The
 Period From June 15, 1995 (Inception) To December 31, 2000...............  32

Consolidated Statements of Cash Flows For The Years Ended December 31,
 2000 and 1999 and Cumulative For The Period From June 15, 1995
 (Inception) To December 31, 2000.........................................  34

Notes to Consolidated Financial Statements................................  35

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of MangoSoft, Inc.:

We have audited the accompanying consolidated balance sheets of MangoSoft, Inc. and subsidiary (a development stage company) (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended and cumulative for the period from June 15, 1995 (inception) to December 31, 2000. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of MangoSoft, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended and cumulative for the period from June 15, 1995 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 9, 2001

                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            Cumulative From
                                Year Ended December 31,      June 15, 1995
                                -------------------------   (Inception) to
                                   2000          1999      December 31, 2000
                                -----------  ------------  ----------------- ---
Revenues......................  $    60,538  $     37,207    $    343,151
Cost of revenues..............        8,955           363         100,847
                                -----------  ------------    ------------
  Gross margin................       51,583        36,844         242,304
Costs and expenses:
 Research and development
  (1).........................    5,639,467     4,420,903      28,624,938
 Selling and marketing (2)....    3,546,272       412,842      13,045,784
 General and administrative
  (3).........................    4,728,863     2,204,499      15,307,016
 Stock-based compensation
  (benefit) expense...........  (15,098,350)   20,734,695       5,636,345
 Consulting fees paid to
  related parties.............       35,288        64,888         747,971
                                -----------  ------------    ------------
  Income (loss) from
   operations.................    1,200,043   (27,800,983)    (63,119,750)
Interest income...............    1,102,874        13,542       1,681,492
Interest expense:
 Interest expense to related
  parties (including
  $3,027,375 relating to a
  beneficial conversion
  feature in 1999 and
  cumulative from inception to
  December 31, 2000)..........        9,783     3,391,167       3,420,676
 Other interest expense
  (including $1,832,625
  relating to a beneficial
  conversion feature in 1999
  and cumulative from
  inception to December 31,
  2000).......................          441     1,837,490       1,887,438
                                -----------  ------------    ------------
  Total interest expense......       10,224     5,228,657       5,308,114
Other income (expense)........        1,277        (5,547)        (71,470)
                                -----------  ------------    ------------
Net income (loss).............    2,293,970   (33,021,645)    (66,817,842)
Accretion of preferred stock..   (9,627,147)   (1,884,923)    (16,231,171)
                                -----------  ------------    ------------
Net loss applicable to common
 stockholders.................  $(7,333,177) $(34,906,568)   $(83,049,013)
                                ===========  ============    ============

Net loss per share applicable
 to common shareholders--basic
 and diluted..................  $     (0.29) $      (5.44)
Weighted average shares
 outstanding--basic and
 diluted......................   25,045,079     6,414,178

(1) Excludes a net stock-based compensation (benefit) expense of $(9,150,884), $10,085,922 and $935,038 in 2000, 1999 and from inception to December 31, 2000, respectively.

(2) Excludes a net stock-based compensation (benefit) expense of $(606,575), $1,303,333 and $696,759 in 2000, 1999 and from inception to December 31, 2000, respectively.

(3) Excludes a net stock-based compensation (benefit) expense of $(5,340,891), $9,345,440 and $4,004,548 in 2000, 1999 and from inception to December 31,
    2000, respectively.

              See notes to the consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                     -------------------------
                                                         2000         1999
                                                     ------------  -----------
ASSETS
Current Assets:
 Cash and cash equivalents.......................... $ 17,354,025  $    29,959
 Accounts receivable................................       10,639          --
 Prepaid expenses and other current assets..........      155,445      128,155
                                                     ------------  -----------
  Total current assets..............................   17,520,109      158,114
Property and Equipment--Net.........................    1,164,916      147,889
Other Assets........................................        2,400        5,943
                                                     ------------  -----------
   Total............................................ $ 18,687,425  $   311,946
                                                     ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
 Demand notes payable to related parties............ $        --   $   232,500
 Other short-term debt..............................          --        92,904
 Accrued expenses to related parties................       10,000      712,683
 Accounts payable...................................    1,285,614    1,633,626
 Accrued compensation...............................      286,552      192,191
 Accrued merger costs...............................           --       77,893
 Other accrued expenses.............................      228,955      340,096
 Deferred revenue...................................       55,000          --
                                                     ------------  -----------
  Total current liabilities.........................    1,866,121    3,281,893
                                                     ------------  -----------
Commitments and Contingencies (Note 11)

Stockholders' Equity (Deficiency):
 Preferred stock--$0.001 par value; authorized,
  5,000,000 shares; issued and outstanding, none....          --           --
 Common stock--$0.001 par value; authorized,
  100,000,000 shares; issued and outstanding,
  26,956,842 shares in 2000 and 19,924,127 shares in
  1999..............................................       26,957       19,924
 Additional paid-in capital.........................   90,431,502   72,185,728
 Deferred compensation..............................   (3,735,869)  (2,980,343)
 Deficit accumulated during the development stage...  (69,901,286) (72,195,256)
                                                     ------------  -----------
  Total stockholders' equity (deficiency)...........   16,821,304   (2,969,947)
                                                     ------------  -----------
   Total............................................ $ 18,687,425  $   311,946
                                                     ============  ===========

              See notes to the consolidated financial statements.

                        MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                      Convertible         Convertible                                                    Deficit
                       Preferred           Preferred                                                   Accumulated
                    Stock, Series A     Stock, Series B     Common Stock      Additional                 During
                   -------------------  ----------------  ------------------   Paid-In      Deferred   Development
                     Shares    Amount    Shares   Amount    Shares    Amount   Capital    Compensation    Stage        Total
                   ----------  -------  --------  ------  ----------  ------  ----------  ------------ -----------  -----------
Balance, June 15,
1995
(inception)......         --   $   --        --   $  --          --   $  --   $      --    $      --   $       --   $       --
 Issuance of
 common stock at
 $0.001 per
 share...........         --       --        --      --      750,000     750         --           --           --           750
 Issuance of
 convertible
 preferred stock,
 Series A at
 $0.67 per share,
 net of $26,998
 in issuance
 costs...........   2,250,000  $22,500       --      --          --      --    1,451,057          --           --     1,473,557
 Issuance of
 convertible
 preferred stock,
 Series B at
 $2.67 per share,
 net of $14,401
 in issuance
 costs...........         --       --    750,002   7,500         --      --    1,979,534          --           --     1,987,557
 Net loss........         --       --        --      --          --      --          --           --    (1,119,683)  (1,119,683)
                   ----------  -------  --------  ------  ----------  ------  ----------   ----------  -----------  -----------
Balance, December
31, 1995.........   2,250,000   22,500   750,002   7,500     750,000     750   3,430,591          --    (1,119,683)   2,341,658
 Accretion of
 redeemable
 preferred
 stock...........         --       --        --      --          --      --     (486,523)         --           --      (486,523)
 Net loss........         --       --        --      --          --      --          --           --    (6,115,576)  (6,115,576)
                   ----------  -------  --------  ------  ----------  ------  ----------   ----------  -----------  -----------
Balance, December
31, 1996.........   2,250,000   22,500   750,002   7,500     750,000     750   2,944,068           --   (7,235,259)  (4,260,441)
 Accretion of
 redeemable
 preferred
 stock...........         --       --        --      --          --      --   (1,598,096)         --           --    (1,598,096)
 Net loss........         --       --        --      --          --      --          --           --   (15,780,995) (15,780,995)
                   ----------  -------  --------  ------  ----------  ------  ----------   ----------  -----------  -----------
Balance, December
31, 1997.........   2,250,000   22,500   750,002   7,500     750,000     750   1,345,972           --  (23,016,254) (21,639,532)
 Conversion of
 accounts payable
 at $8.00 per
 share...........         --       --        --      --       11,250      11      89,989          --           --        90,000
 Accretion of
 redeemable
 preferred
 stock...........         --       --        --      --          --      --   (1,435,961)         --    (1,198,521)  (2,634,482)
 Net loss........         --       --        --      --          --      --          --           --   (13,073,913) (13,073,913)
                   ----------  -------  --------  ------  ----------  ------  ----------   ----------  -----------  -----------
Balance, December
31, 1998.........   2,250,000   22,500   750,002   7,500     761,250     761         --           --   (37,288,688) (37,257,927)
 Accretion of
 redeemable
 preferred
 stock...........         --       --        --      --          --      --          --           --    (1,884,923)  (1,884,923)
 Purchase and
 retirement of
 common stock
 from related
 party at $0.50
 per share.......         --       --        --      --     (200,000)   (200)    (99,800)         --           --      (100,000)
 Adjustment to
 reflect the
 exchange of
 common stock in
 connection with
 the reverse
 merger, at
 $0.001 per
 value...........         --       --        --      --     (460,381)   (460)        460          --           --           --
 Issuance of
 common stock in
 exchange for
 preferred stock,
 see footnote 1
 to this
 statement.......  (2,250,000) (22,500) (750,002) (7,500)  5,908,129   5,908  33,872,709          --           --    33,848,617
 Conversion of
 12% senior
 secured
 convertible
 notes payable
 and related
 accrued interest
 at $0.71 per
 share...........         --       --        --      --    9,000,000   9,000   6,368,409          --           --     6,377,409
 Beneficial
 conversion
 feature of 12%
 convertible
 notes...........         --       --        --      --          --      --    4,860,000          --           --     4,860,000
 Common stock
 held by First
 American Clock
 Co.
 shareholders,
 converted into
 $0.001 par value
 common stock....         --       --        --      --    1,575,000   1,575      (1,575)         --           --           --
 Issuance of
 common stock to
 placement agent,
 valued at $1.25
 per share.......         --       --        --      --      300,000     300     374,700          --           --       375,000
 Issuance of
 common stock at
 $1.25 per share,
 net of $651,173
 in offering
 costs...........         --       --        --      --    3,000,000   3,000   3,095,827          --           --     3,098,827
 Stock-based
 compensation,
 see footnote 2
 to this
 statement.......         --       --        --      --       40,129      40  23,714,998   (2,980,343)         --    20,734,695
 Net loss........         --       --        --      --          --      --          --           --   (33,021,645) (33,021,645)
                   ----------  -------  --------  ------  ----------  ------  ----------   ----------  -----------  -----------
Balance, December
31, 1999.........         --       --        --      --   19,924,127  19,924  72,185,728   (2,980,343) (72,195,256)  (2,969,947)
                   ----------  -------  --------  ------  ----------  ------  ----------   ----------  -----------  -----------

 Consolidated Statement of Stockholders' Equity (Deficiency) continued on next page.

                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                        Convertible
                      Convertible        Preferred                                                   Deficit
                       Preferred       Stock, Series                                               Accumulated
                    Stock, Series A          B          Common Stock    Additional                    During
                   ------------------  ------------- ------------------   Paid-In      Deferred    Development
                     Shares    Amount  Shares Amount   Shares   Amount    Capital    Compensation     Stage         Total
                   ----------  ------  ------ ------ ---------- ------- -----------  ------------  ------------  -----------
Balance, December
31, 1999.........          --  $   --    --    $ --  19,924,127 $19,924 $72,185,728  $(2,980,343)  $(72,195,256) $(2,969,947)
 Issuance of
 convertible
 preferred stock,
 Series A, see
 footnote 3 to
 this statement..   2,500,000   2,500   --      --          --      --    9,761,600          --             --     9,764,100
 Conversion of
 accounts payable
 at various
 prices ranging
 from $5.00 to
 $8.00 per
 share...........         --      --    --      --       71,500      72     329,928          --             --       330,000
 Issuance of
 common stock at
 prices ranging
 from $4.00 to
 $5.00 per share,
 net of $44,000
 in issuance
 costs...........         --      --    --      --    4,386,222   4,386  22,376,895          --             --    22,381,281
 Conversion of
 preferred stock
 to common
 stock...........  (2,500,000) (2,500)  --      --    2,500,000   2,500         --           --             --            --
 Stock option
 exercises.......         --      --    --      --       41,200      41     120,209          --             --       120,250
 Stock-based
 compensation
 (benefit), see
 footnote 4 to
 this statement..         --      --    --      --       33,793      34 (14,342,858)    (755,526)           --   (15,098,350)
 Net income......         --      --    --      --          --      --          --           --       2,293,970    2,293,970
                   ----------  ------   ---    ----  ---------- ------- -----------  -----------   ------------  -----------
 Balance,
 December 31,
 2000............         --   $  --    --     $--   26,956,842 $26,957 $90,431,502  $(3,735,869)  $(69,901,286) $16,821,304
                   ==========  ======   ===    ====  ========== ======= ===========  ===========   ============  ===========

Footnotes to the Consolidated Statement of Stockholders' Equity (Deficiency):

(1) 2,250,000 and 750,002 shares of Series A and Series B Preferred Stock were converted at a 0.17990 to 1 ratio; 1,500,000 shares of Series C Preferred Stock were converted at a 1.13288 to 1 ratio; 799,751 shares of Series D Preferred Stock were converted at a 1.50673 to 1 ratio; and 1,450,000 shares of Series E Preferred Stock were converted at a 1.69932 to 1 ratio.

(2) At December 31, 1999, options to purchase 3,030,428 shares of common stock included SARs with intrinsic values ranging from $0.40 to $8.50 per share.

(3) The Series A convertible preferred stock was issued at $4.00 per share, net of $947,129 of issuance costs including $711,229 representing the fair value of warrants to purchase 58,975 shares of common stock issued to the placement agent. A beneficial conversion feature, valued at $9,761,600, was embedded in the Series A convertible preferred stock.

(4) At December 31, 2000, options to purchase 2,883,356 shares of common stock included SARs with no intrinsic value, which required compensation expense to be reversed in 2000.

               See notes to the consolidated financial statements

                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Cumulative From
                                    Year Ended December 31,      June 15, 1995
                                    -------------------------   (Inception) to
                                       2000          1999      December 31, 2000
                                    -----------  ------------  -----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income (loss).................  $ 2,293,970  $(33,021,645)   $(66,817,842)
Adjustments to reconcile net
 income (loss) to net cash used
 for operating activities:
  Depreciation and amortization...      356,711       115,752       2,408,277
  Stock-based compensation........  (15,098,350)   20,734,695       5,636,345
  Beneficial conversion feature of
   12% convertible notes..........          --      4,860,000       4,860,000
  Accrued interest converted into
   paid-in-capital in connection
   with the conversion of the 12%
   convertible notes..............          --        377,409         377,409
  Loss on the disposal of
   equipment......................          --            --           71,942
  Increase (decrease) in cash from
   the change in:
   Accounts receivable............      (10,639)        9,458         (10,639)
   Prepaid expenses and other
    current assets................      (27,290)       11,799         (19,357)
   Accounts payable...............      (18,012)     (209,468)      1,540,977
   Accrued compensation...........       94,361        49,357         286,552
   Accrued expenses to related
    parties.......................     (702,683)       64,888          10,000
   Other accrued expenses.........     (111,141)       (9,422)        303,609
   Deferred revenue...............       55,000       (19,160)         55,000
                                    -----------  ------------    ------------
    Net cash used in operating
     activities                     (13,168,073)   (7,036,337)    (51,297,727)
                                    -----------  ------------    ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Acquisition of property and
 equipment........................   (1,373,738)      (57,377)     (3,657,884)
Decrease (increase) in other long-
 term assets......................        3,543           --           (2,400)
Merger costs......................      (77,893)     (198,280)       (276,173)
Proceeds from the sale of property
 and equipment....................          --            --           12,749
                                    -----------  ------------    ------------
    Net cash used for investing
     activities                      (1,448,088)     (255,657)     (3,923,708)
                                    -----------  ------------    ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from the issuance of
 notes to related parties.........          --      2,232,500       4,232,500
Proceeds from other debt
 financings.......................          --      2,000,000       2,750,000
Repayments of notes issued to
 related parties..................     (232,500)          --         (232,500)
Repayments of other debt
 financings.......................      (92,904)     (793,184)       (886,088)
Net proceeds from the issuance of
 common and preferred shares......   32,265,631     3,750,000      66,811,548
Purchase of common stock from
 related party....................          --       (100,000)       (100,000)
                                    -----------  ------------    ------------
    Net cash provided by financing
     activities                      31,940,227     7,089,316      72,575,460
                                    -----------  ------------    ------------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS.............   17,324,066      (202,678)     17,354,025
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD..............       29,959       232,637             --
                                    -----------  ------------    ------------
CASH AND CASH EQUIVALENTS, END OF
 YEAR.............................  $17,354,025  $     29,959    $ 17,354,025
                                    ===========  ============    ============

              See notes to the consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Nature of Business and Operations

   MangoSoft, Inc. and subsidiary (a development stage company) (the "Company") develops Internet business software and services that improve the utility and effectiveness of Internet-based business applications. The Company develops, markets and supports software solutions to address the networking needs of small businesses, workgroups and large enterprises. The Company is engaged in a single operating segment of the computer software industry.

   The Company is considered to be a development stage company because it has not generated significant revenues from products that have been developed to-date. The Company is subject to a number of risks similar to those of other companies in an early stage of development. Principal among these risks are dependencies on key individuals, competition from other substitute products and larger companies, the successful development and marketing of its products and the need to obtain adequate additional financing necessary to fund future operations.

   As shown in the consolidated financial statements, during the years ended December 31, 2000 and 1999, and cumulative for the period from June 15, 1995 (inception) to December 31, 2000, the Company incurred net income (loss) of $2,293,970, $(33,021,645) and $(66,817,842), respectively. Absent the reversal of a stock-based compensation charge, the net loss for 2000 would have been $12,804,380. However, in 2000 the Company raised significant capital; capital which management believes will be sufficient to fund its existing operations for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.

2. Merger Transaction and Basis of Presentation

   On September 7, 1999, MangoMerger Corp., a wholly-owned subsidiary of First American Clock Co. ("First American"), merged with and into MangoSoft Corporation, pursuant to an Agreement and Plan of Merger (the "Merger") dated August 27, 1999. Following the Merger, the business to be conducted by First American was the business conducted by MangoSoft Corporation prior to the Merger. In conjunction with the Merger, First American, which is the legal acquirer and surviving legal entity, changed its name to MangoSoft, Inc.

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

                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


2. Merger Transaction and Basis of Presentation (continued)

   At the time of the Merger, the common shares issued to the former stockholders of MangoSoft Corporation represented a majority of the Company's common stock, enabling them to retain voting and operating control of the Company. Because First American was a nonoperating entity and the closing of the Private Placement was contingent upon the closing of the Merger, the Merger was accounted for as a capital transaction and was treated as a reverse acquisition, as the shareholders of MangoSoft Corporation received the larger portion of the voting interests in the combined enterprise. Estimated costs of the Merger of $276,173 and the value ($375,000) of the 300,000 shares of common stock issued to the placement agent have been recorded as issuance costs of the Private Placement.

3. Summary of Significant Accounting Policies

   Principles of Consolidation -- As described in Note 2, the Company completed the Merger on September 7, 1999 that has been accounted for as a reverse acquisition. Accordingly, the Company's consolidated financial statements for periods prior to September 7, 1999 represent those of MangoSoft Corporation, which is considered to be the acquirer for accounting purposes. The consolidated financial statements for periods subsequent to September 7, 1999 include the accounts of the Company and its wholly-owned subsidiary after the elimination of all significant intercompany balances.

   Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Actual results could differ from those estimates.

   Cash and Equivalents -- Cash and equivalents include cash on hand, cash deposited with banks and highly liquid debt securities with remaining maturities of ninety days or less when purchased.

   Property and Equipment -- Property and equipment consists primarily of computer equipment and is recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives (generally three to five years) of the related assets. The Company periodically evaluates the recoverability of its long-lived assets based on the expected undiscounted cash flows and recognizes impairments, if any, based on discounted cash flows. The Company has recognized no such impairments.

   Revenue Recognition -- Software revenue is recognized upon delivery if persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. Revenue from sales to distributors is recognized upon sales to end users. Service revenue is recognized as services are provided.

   Software Development Costs -- Costs incurred prior to technological feasibility of the Company's software products are expensed as research and development costs. Certain costs incurred after technological feasibility has been established are capitalized. In 2000 and 1999, no such costs were capitalized.

                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



3. Summary of Significant Accounting Policies (continued)

   Stock-Based Compensation -- The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

   Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Abstract No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

   Income Taxes -- Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities, using enacted tax rates. Valuation allowances are established when necessary to reduce the deferred tax assets to those amounts expected to be realized.

   Net Income (Loss) Per Common Share -- Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects, in addition to the weighted average number of common shares, the potential dilution if common stock options were exercised into common stock, unless the effects of such exercises would have been antidilitive.

   A reconciliation of net income (loss) per common share and the weighted average shares used in the net income (loss) per share calculations for 2000 and 1999 is as follows:

                                          Net Loss
                                    Applicable to Common
                                        Stockholders        Shares     Per Share
                                        (Numerator)      (Denominator)  Amount
                                    -------------------- ------------- ---------
2000
 Basic.............................     $ (7,333,177)     25,045,079    $(0.29)
 Effect of options.................              --              --        --
                                        ------------      ----------    ------
 Diluted...........................     $ (7,333,177)     25,045,079    $(0.29)
                                        ============      ==========    ======
1999
 Basic.............................     $(34,906,568)      6,414,178    $(5.44)
 Effect of options.................              --              --        --
                                        ------------      ----------    ------
 Diluted...........................     $(34,906,568)      6,414,178    $(5.44)
                                        ============      ==========    ======

   Basic and diluted loss per common share are the same for 2000 and 1999 as potentially dilutive stock options totaling 5,763,971 in 2000 and 3,150,428 in 1999 have not been included in calculations of diluted net loss per common share available to common stockholders, as their inclusion would have been antidilutive.

                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3. Summary of Significant Accounting Policies (continued)

   Comprehensive Income -- Comprehensive income (loss) was equal to net income
(loss) for each year.

   Reclassifications -- Certain reclassifications have been made to the 1999 and cumulative since inception amounts to conform to the 2000 presentation.

   Supplemental Cash Flow Information -- The following table sets forth certain supplemental cash flow information for the years ended December 31, 2000 and 1999, and cumulative for the period from June 15, 1995 (inception) to December 31, 2000:

                                        Year Ended December      Cumulative
                                                31,          From June 15, 1995
                                       ---------------------   (Inception) to
                                          2000       1999    December 31, 2000
                                       ---------- ---------- ------------------
Cash paid for interest................ $   10,224 $   18,964    $    98,151

NON CASH FINANCING ACTIVITIES:
 Accretion of preferred stock.........  9,627,147  1,884,923     16,231,171
 Conversion of accounts payable into
  common stock........................    330,000        --         420,000
 Fair value of warrants issued in
  connection with the sale of the
  convertible preferred stock, Series
  A...................................    711,229        --         711,229

   Recently Issued Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, delaying the effective date of SFAS No. 133. SFAS No. 133 is effective for the Company beginning on January 1, 2001. The effect of adopting SFAS No. 133 will not have an impact on the Company, as it currently does not engage in derivative or hedging activities.

                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4. Property and Equipment

   Property and equipment at December 31, 2000 and 1999 consists of the following:

                                                          2000         1999
                                                       -----------  -----------
      Computer equipment.............................. $ 2,904,597  $ 1,571,277
      Furniture and fixtures..........................     330,959      309,302
      Leasehold improvements..........................     216,813      198,052
                                                       -----------  -----------
        Total.........................................   3,452,369    2,078,631
      Accumulated depreciation........................  (2,287,453)  (1,930,742)
                                                       -----------  -----------
        Property and equipment--net................... $ 1,164,916  $   147,889
                                                       ===========  ===========

5. Short-Term Debt

   At December 31, 2000, the Company had no outstanding short-term debt obligations; at December 31, 1999, the Company had $325,404 in outstanding short-term debt, which consisted of a $232,500 demand note payable to related parties and a $92,904 note payable due to an insurance company.

   In December 1999, the Company entered into a financing arrangement with two stockholders to provide $232,500 of interim financing through the issuance of demand notes. The notes were unsecured, included interest at an annual rate of 8%, and were senior to all other obligations of the Company. These notes were repaid to the stockholders in March 2000 with the net proceeds raised in the Company's private placement of its convertible preferred stock, Series A and common stock. In October 1998, the Company entered into similar arrangements with these same two stockholders to provide $2,000,000 of interim financing.

   In September 1999, the Company executed a note payable to an insurance company to finance an insurance premium. The $92,904 balance was repaid in accordance with a set payment schedule in 2000.

   In August 1999, the Company entered into a financing arrangement with two additional stockholders to provide $400,000 of interim financing in advance of the Merger. The notes were unsecured, carried interest at an annual rate of 9%, and automatically converted into common stock at $1.25 per share in conjunction with the Merger on September 7, 1999.

   In February 1999, the Company issued $4,000,000 in 12% convertible notes, which included $2,000,000 from conversion of the demand notes issued to the two stockholders in 1998. Subsequent to the February 1999 issuance, the two stockholders purchased an additional $2,000,000 in 12% convertible notes to enable the Company to meet its financing needs. The 12% convertible notes were secured by substantially all of the Company's assets, and were convertible into common stock at the option of the holder at $3.50 per common share, or at 75% of the lowest cash price paid in any equity offering during the period the 12% convertible notes were outstanding. In addition, the conversion price would continue to decrease by 5% per month for each month following the initial six-month period the 12% convertible notes remained unpaid, provided that

                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

5. Short-Term Debt (continued)

the final conversion price would never be lower than 50% of the lowest price paid by investors in any equity financing. The total $6,000,000 in 12% convertible notes plus the related accrued interest of $377,409 was converted into 9,000,000 shares of MangoSoft, Inc. common stock at a value of $0.71 per share in connection with the Merger.

   The 12% convertible notes contained a beneficial conversion feature, which allowed their conversion into common stock at less than the fair market value of the common stock. As part of the Merger, the Company completed the Private Placement of 3,000,000 shares of its common stock at $1.25 per share for net proceeds of $3,098,827. This per share value was the lowest cash price paid in any equity offering during the period the 12% convertible notes were outstanding. At the time of the Merger, the terms of the 12% convertible notes allowed for its conversion at 65% of the $1.25 per share equity offering price, or $0.81 per share. To facilitate the completion of the Merger, a Note Conversion Agreement was entered into between the Company and the holders of the 12% convertible notes, which allowed for their conversion at $0.71 per share (including accrued interest), or $0.54 per share below fair market value of the Company's common stock. In accordance with EITF Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the difference of $4,860,000 was recognized as a beneficial conversion feature through a charge to interest expense and a credit to additional paid-in capital. Upon conversion of the 12% convertible notes, the accrued interest expense was no longer payable and was credited to additional paid-in capital.

6. Income Taxes

   The Company has federal and state tax net operating loss carryforwards available for future periods of approximately $55,400,000. The federal tax net operating loss carryforwards expire beginning in 2010, and state tax net operating loss carryforwards began expiring in 2000. As a result of the changes in the ownership of the Company, there may be limitations on the amounts of net operating loss carryforwards that may be utilized in any one year. The Company also has research and development credits for federal and state tax purposes of approximately $1,263,000 and $899,000, respectively, which expire beginning in 2011.

   The tax effect of significant items comprising the Company's deferred tax assets at December 31, 2000 and 1999 are as follows:

                                                         2000          1999
                                                     ------------  ------------
      Deferred tax assets:
       Net operating loss carryforwards............. $ 22,245,000  $ 16,896,000
       Stock-based compensation.....................    1,533,000     3,514,000
       Research and development credits.............    2,162,000     1,779,000
       Depreciation and amortization................      248,000       241,000
       Organization costs and software..............       18,000        65,000
       Accrued vacation.............................       39,000        35,000
       Allowance for doubtful accounts..............            0        35,000
                                                     ------------  ------------
                                                       26,245,000    22,565,000
      Valuation allowance...........................  (26,245,000)  (22,565,000)
                                                     ------------  ------------
       Net deferred tax assets...................... $        --   $        --
                                                     ============  ============

                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


6. Income Taxes (continued)

   The Company believes that uncertainty exists with respect to future realization of the deferred tax assets and has established a valuation allowance for the full amount as of December 31, 2000 and 1999.

   A reconciliation between the amount of income tax determined by applying the applicable U.S. statutory tax rate to the pre-tax loss is as follows:

                                                                    2000  1999
                                                                    ----  ----
   Federal statutory rate..........................................   34% (34)%
   State tax, net of federal impact................................    6   (6)
   Stock-based compensation (benefit) expense...................... (205)  21
   Provision for valuation allowance on deferred tax assets........  165   19
                                                                    ----  ---
   Effective tax rate.............................................. --  % -- %
                                                                    ====  ===

7. Redeemable Preferred Stock

   At December 31, 1998, MangoSoft Corporation had 1,500,000 authorized, issued and outstanding shares of Series C Redeemable Convertible Preferred Stock, $0.01 par value (the "Series C Preferred Stock") with a liquidation preference of $9.0 million; 1,000,000 authorized, 799,751 issued and outstanding shares of Series D Convertible Preferred Stock, $0.01 par value (the "Series D Preferred Stock") with a liquidation preference of $6.4 million; and 1,450,000 authorized, issued and outstanding shares of Series E Convertible Preferred Stock, $0.01 par value (the "Series E Preferred Stock") with a liquidation preference of $13.1 million (collectively, the "Redeemable Preferred Stock").

   The Redeemable Preferred Stock had no stated dividend rate. The holders were entitled to receive dividends had dividends been declared on either the common stock or the Series A or B Convertible Preferred Stock. MangoSoft Corporation has not declared dividends since its inception. Information with respect to the issuance of the Redeemable Preferred Stock is as follows:

                                                    Issuance Date Net Proceeds
                                                    ------------- ------------
   Series C Redeemable Preferred Stock, 1,500,000
    shares at $6.00 per share, net of $783,355 in
    offering costs.................................   June 1996     $8,216,645
   Series D Redeemable Preferred Stock, 799,751
    shares at $8.00 per share, net of $351,020 in
    offering costs.................................  April 1997      6,046,988
   Series E Redeemable Preferred Stock, 1,450,000
    shares at $9.00 per share, net of $272,893 in
    offering costs................................. December 1997   12,777,740
                                                                  ------------
                                                                  $ 27,040,740
                                                                  ============

                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


7. Redeemable Preferred Stock (continued)

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

   In addition, the holders of the Redeemable Preferred Stock were entitled to receive a preference to the holders of the common stock in the event of liquidation. MangoSoft Corporation, commencing on June 15, 2001, would have been required, at the option of the holders of a majority of the then outstanding Series C, Series D and Series E Preferred Stock, to redeem 33 1/3% of the outstanding shares of the Series C, Series D and Series E Preferred Stock, and 50% and 100% of all outstanding shares on the first and second anniversaries from June 15, 2001, respectively. In the event of such a mandatory redemption, the holders of the Redeemable Preferred Stock would have received a price equal to the original issue price plus an annual compounded dividend of 8%. Accordingly, to reflect the mandatory redemption feature, the Company recorded accretion on the Redeemable Preferred Stock of $1,884,923 and $6,604,024 in 1999 and cumulative for the period from June 15 (inception) to December 31, 2000, respectively.

   In connection with the Merger, as described in Note 2, all shares of the Redeemable Preferred Stock were converted into common stock in September 1999.

8. Stockholders' Equity (Deficiency)

   MangoSoft, Inc.

   Common Stock -- At December 31, 2000, the Company had authorized 100,000,000 shares of common stock, $0.001 par value per share, of which 26,956,842 were issued and outstanding. Of the total authorized common stock, 8,000,000 shares are reserved for issuance pursuant to the Company's 1999 Incentive Compensation Plan.

   Preferred stock -- At December 31, 2000, the Company had authorized 5,000,000 shares of preferred stock, $0.001 par value per share, of which no shares were issued and outstanding.

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

   In accordance with Emerging Issues Task Force Abstract No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the net proceeds from the Series A financing were allocated between the conversion feature and the preferred stock; because the fair value of the common stock was significantly in excess of the conversion price implicit in the Series A stock, the net proceeds were allocated to the conversion feature. Since the Preferred Stock was immediately

                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

8. Stockholders' Equity (Deficiency) (continued)

convertible into common stock, an immediate dividend or accretion of $9,050,371 was recorded from common stockholders' equity to the carrying value of the Preferred Stock.

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

   Costs incurred in connection with the sale of the common and Preferred Stock were $947,129, including $711,229 representing the fair value of warrants issued to the placement agent to purchase 58,975 shares of the common stock at $4.00 per share. The fair value of the warrants was calculated using the Black-Scholes option pricing model, with a risk-free interest rate of 6%, an expected life of two years, no dividends and a volatility of 150%. Because the Preferred Stock was immediately convertible into common stock, an immediate dividend or accretion of $576,776, representing the difference between the quoted market price of the common stock and the exercise price of the warrants was recorded from common stockholders equity relating to the warrants.

   MangoSoft Corporation

   Convertible Preferred Stock -- At December 31, 1998, MangoSoft Corporation had 2,250,000 authorized, issued and outstanding shares of Series A Convertible Preferred Stock, $0.01 par value (the "Series A Preferred Stock") with a liquidation preference of $1,500,000; and 750,002 authorized, issued and outstanding shares of Series B Convertible Preferred Stock, $0.01 par value (the "Series B Preferred Stock") with a liquidation preference of $2,001,075 (collectively, the "Convertible Preferred Stock").

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

   Common Stock -- At December 31, 1998, MangoSoft Corporation had authorized 25,000,000 shares of $0.001 par value common stock of which 761,250 shares were issued and outstanding; 2,250,000 shares were reserved for issuance upon conversion of the Series A Preferred Stock; 750,002 shares were reserved for issuance upon conversion of the Series B Preferred Stock; 1,500,000 shares were reserved for issuance upon conversion of the Series C Preferred Stock; 799,751 shares were reserved for issuance upon conversion of the Series D Preferred Stock; 1,450,000 shares were reserved for issuance upon conversion of the Series E Preferred Stock; 180,000 shares were reserved for issuance upon exercise of outstanding common stock warrants; and 2,000,000 shares were reserved for issuance pursuant to the 1995 Stock Plan.

                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

8. Stockholders' Equity (Deficiency) (continued)

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

9. Stock Option Plan

   In connection with the Merger, MangoSoft Corporation's 1995 Stock Option Plan was terminated and the Company adopted the 1999 Incentive Compensation Plan (the "Plan"). As amended, the Plan provides for the issuance of up to 8,000,000 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of December 31, 2000, there were 2,115,519 remaining options available under the Plan.

   As discussed in Note 3, the Company accounts for stock options granted to employees in accordance with APB No. 25. In connection with the Merger, outstanding employee options of MangoSoft Corporation were cancelled and replaced with options to purchase shares of MangoSoft, Inc. The new options were granted at fair market value at the date of grant ($1.25) and contained the same vesting provisions as the options replaced. In addition, the new options included stock appreciation rights ("SARs") that permit the employee to receive the appreciation in shares of common stock in lieu of exercising the option. At December 31, 2000 and 1999, there were 2,883,356 and 3,150,428 options, respectively, to purchase the Company's common stock that included SARs.

   Under APB No. 25, SARs are accounted for as variable awards and compensation expense is measured at each reporting date based on the difference between the exercise price and the market price of the common stock. For unvested options, compensation expense is recognized over the vesting period; for vested options, compensation expense is adjusted up or down at each reporting date based on changes in the market price of the common stock.

   For the year ended December 31, 1999, net compensation related to the SARs totaled $20,572,378 based on the market price of $9.75 at that date compared to the fair market value at the dates of grant. In contrast, for the year ended December 31, 2000, a net compensation benefit of $20,300,023 was recorded on the SARs as the fair value of the Company's common stock was $1.19, which is less than the original grant amount.

   The Company records stock-based compensation when it grants options to purchase its common stock to non-employees. During 2000, the Company granted 175,000 options to non-employees. In connection with the Merger, the Company granted 405,590 options to non-employees. All options granted to non-employees were fully vested at the date of grant. In 2000 and 1999, the Company recorded stock-based compensation of $630,047 and $162,317, respectively, related to these grants. The fair value of the stock options awarded to non-employees is calculated using the Black-Scholes option-pricing model.

                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

9. Stock Option Plan (continued)

   In 2000, the Company granted employees 2,563,115 options to purchase its common stock at prices less than the current market price of its common stock on the grant date. Stock-based compensation of $4,184,385 is included in the Company's 2000 results of operations in connection with these grants. In 1999, all of the Company's outstanding options contained SARs and were accounted for as described above. The 2000 awards did not contain SARs.

   Stock option activity, including options granted under the predecessor 1995 Stock Option Plan, was as follows:

                                                                Weighted Average
                                                                Exercise  Fair
                                              Number of Options  Price    Value
                                              ----------------- -------- -------
Outstanding at January 1, 1998...............     1,128,561      $2.50
 Granted.....................................     1,300,081       3.55    $1.13
 Exercised...................................           --         --
 Forfeited...................................      (433,905)      3.23
                                                 ----------
Outstanding at December 31, 1998.............     1,994,737       3.02
 Granted.....................................     3,235,993       1.27     0.41
 Exercised...................................       (40,129)      1.25
 Forfeited...................................    (2,040,173)      2.98
                                                 ----------
Outstanding at December 31, 1999.............     3,150,428       1.27
 Granted.....................................     2,905,615       4.42    10.08
 Exercised...................................       (80,855)      2.10
 Forfeited...................................      (211,217)      1.30
                                                 ----------
Outstanding at December 31, 2000.............     5,763,971
                                                 ==========
Exercisable at December 31, 2000.............     4,023,341
Exercisable at December 31, 1999.............     2,622,876
Exercisable at December 31, 1998.............       379,565

           Options Outstanding                    Options Exercisable
------------------------------------------        -------------------
              Range of    Weighted Average
Number of     Exercise     Remaining Life  Weighted Average Number Currently
 Options       Prices        (in years)     Exercise Price    Exercisable
---------     --------    ---------------- ---------------- ----------------
3,090,719  $1.25 to $1.94       8.78            $1.27          2,895,964
  974,637  $3.00 to $4.00       9.15             3.98            702,730
1,698,615      $5.00            9.43             5.00            424,647
---------                                                      ---------
5,763,971                                                      4,023,341
=========                                                      =========

                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

9. Stock Option Plan (continued)

   Pro Forma Disclosure--As discussed in Note 3, the Company uses the intrinsic value method to measure compensation expense associated with grants of employee stock options. SFAS No. 123 requires the disclosure of pro forma information as if the Company adopted the fair value method for grants or awards made to employees. For purposes of the pro forma disclosures, the fair value of options on their grant date was measured using the Black-Scholes option pricing model. Forfeitures are recognized as they occur.

   Had compensation expense been determined based on the fair values at the grant dates for awards in accordance with SFAS No. 123, the Company's net earnings (loss) and net earnings (loss) per common share would have been as follows:

                                          2000          1999          1998
                                      ------------  ------------  ------------
Net loss applicable to common
 stockholders as reported...........  $ (7,333,177) $(33,021,645) $(13,073,913)
Pro forma net loss applicable to
 common stockholders................   (20,700,008)  (33,959,725)  (13,393,559)
Diluted net loss per common share as
 reported...........................         (0.29)        (5.44)      (115.19)
Pro forma diluted net loss per
 common share.......................         (0.83)        (5.59)      (117.54)

   The fair value of options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model are as follows:

                                                       2000     1999     1998
                                                      -------  -------  -------
Risk-free interest rate..............................     5.0%     6.0%     6.0%
Expected life of option grants....................... 4 years  2 years  2 years
Expected volatility of underlying stock..............     164%      50%     -- %

10. Retirement Savings Plan

   The Company adopted a savings plan for its employees pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate and the plan allows a deferral ranging from a minimum 1% to the maximum percentage of compensation permitted by law. The Company may, at the discretion of the Board of Directors, make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company did not make any contribution in 2000 or 1999.

11. Commitments and Contingencies

   The Company has a noncancelable operating lease for office space, which expires in 2003. The Company also leases various office equipment under cancelable operating leases. Total rent expense was approximately $596,000 and $549,000 for the years ended December 31, 2000 and 1999, respectively. Future minimum rental payments under the noncancelable office space lease are approximately $710,000 in 2001 and 2002, and $473,000 in 2003.

                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Commitments and Contingencies (continued)

   The Company has an agreement with one of its directors pursuant to which the director receives grants of stock options exercisable at the current market price of the Company's common stock on the date of grant equal to 1% of the voting securities of the Company on a fully-diluted basis. Options granted to this director have been included in the Company's issued and outstanding stock options granted to employees and non-employees. See Note 9.

   The Company has been, and expects to continue to be, subject to legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position, results of operations or its cash flows.

12. Transactions with Stockholders

   Demand Notes Payable--As discussed in Note 5, the Company received $2,000,000 of interim financing from two stockholders in 1998 in the form of demand notes with interest at an annual rate of 8%. The demand notes were converted into 12% convertible notes in February 1999. Subsequent thereto, the Company received an additional $2,000,000 in financing from these two stockholders in the form of the 12% convertible notes. In conjunction with the Merger in September 1999, the 12% convertible notes were converted into common stock. In December 1999, the two stockholders provided an additional $232,500 of interim financing under demand notes with terms similar to those in 1998.

   Other Stockholder Loans--As discussed in Note 5, the Company received $400,000 in interim financing from two additional stockholders in advance of the Merger. The loans automatically converted into common stock in connection with the merger.

   Repurchase of Common Stock--In connection with the Merger in 1999, 200,000 shares of common stock were repurchased from a former executive for $100,000.

   Administrative Services--During 2000 and 1999, a stockholder provided administrative assistance to the Company. Amounts recorded for such services were $35,228 and $64,888 in 2000 and 1999, respectively.

13. Geographic Sales Information and Major Customers

   In 2000, approximately 97% of the Company's revenues were generated from sales to North American customers. In 1999, sales to Japanese customers accounted for approximately 67% of the Company's revenues, while sales to North American customers comprised the remainder of the Company's revenues in 1999.

   The two largest customers accounted for approximately 92% of the Company's 2000 revenues. In 1999, one customer accounted for approximately 67% of the Company's revenues.