Form 10QSB
period 2001-03-31
MANGOSOFT INC
filed 2001-05-11
CIK 947969

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549


                                  FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the Quarterly Period Ended March 31, 2001

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the Transition Period From       To

                        Commission File Number: 0-30781


                                MANGOSOFT, INC.
       (Exact name of small business issuer as specified in its charter)



           Nevada                                        87-0543565
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)


    1500 West Park Drive, Suite 190
          Westborough, MA                                    01581
(Address of principal executive offices)                   (Zip code)

                   Issuer's telephone number: (508) 871-7300

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

          Common Stock                                   26,957,142 Shares
        $0.001 Par Value                           (Outstanding on May 10, 2001)

                        MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                             INDEX TO FORM 10-QSB

                                                                                                         Page
PART I.      FINANCIAL INFORMATION

ITEM 1 - Financial Statements:
Condensed Consolidated Statements of Operations For The Three Months Ended March 31, 2001
 and 2000 and Cumulative For The Period From June 15, 1995 (Inception) To March 31, 2001.................. 3
Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.......................... 4
Condensed Consolidated Statements of Cash Flows For The Three Months Ended March 31, 2001
 and 2000 and Cumulative For The Period From June 15, 1995 (Inception) To March 31, 2001.................. 5
Notes to the Condensed Consolidated Financial Statements.................................................. 6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations............ 9

PART II      OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K................................................................ 14

Signatures............................................................................................... 15

                                       2

                        MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                                           Cumulative From
                                                                 Three Months Ended March 31,               June 15, 1995
                                                                 ----------------------------               (Inception) to
                                                                    2001                2000                March 31, 2001
                                                                   ------              ------              ---------------
Software license revenues....................................  $   127,270           $     1,335               $   470,421
Service revenues.............................................       11,360                    --                    11,360
                                                               -----------           -----------               -----------
Total revenues...............................................      138,630                 1,335                   481,781
 Costs and expenses:
 Cost of software license revenues...........................       16,000                    --                   116,847
 Cost of services (1)........................................      377,815                    --                   377,815
 Engineering and development (1).............................    1,130,019             1,141,781                29,754,957
 Selling and marketing (1)...................................      767,922               271,933                13,813,706
 General and administrative (1)..............................    1,363,943               668,137                16,742,429
 Stock-based compensation expense............................      501,273            22,166,009                 6,137,618
 Consulting fees paid to related parties.....................           --                    --                   747,971
                                                               -----------           -----------               -----------
  Loss from operations.......................................    4,018,342            24,246,525                67,209,562
Interest income..............................................      224,005                13,225                 1,905,497
Interest expense.............................................           --                 9,783                 5,308,114
                                                               -----------           -----------               -----------
Net loss.....................................................    3,794,337            24,243,083                70,612,179
Accretion of preferred stock.................................           --             9,627,147                16,231,171
                                                               -----------           -----------               -----------
Net loss applicable to common stockholders...................  $ 3,794,337           $33,870,230               $86,843,350
                                                               ===========           ===========               ===========

Net loss per share applicable to common shareholders  -
  basic and diluted..........................................  $     (0.14)          $     (1.68)
Weighted average shares outstanding - basic and diluted......   26,957,089            20,130,349

(1) Excludes stock-based compensation expense as follows:
    Cost of services.........................................  $    23,117           $        --               $    23,117
    Engineering and development..............................      154,411            11,119,266                 1,089,449
    Selling and marketing....................................      162,634             1,480,859                   859,393
    General and administrative...............................      161,111             9,565,884                 4,165,659


         See notes to the condensed consolidated financial statements.

                        MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                               March 31,                   December 31,
                                                                             ------------------------------------------
                                                                                 2001                         2000
                                                                                 ----                         ----
                                    ASSETS
Current Assets:
   Cash and cash equivalents..............................................   $ 14,039,562                  $ 17,354,025
   Accounts receivable....................................................         55,154                        10,639
   Prepaid expenses and other current assets..............................        159,114                       155,445
                                                                             ------------                  ------------
      Total current assets................................................     14,253,830                    17,520,109
Property and Equipment - Net..............................................      1,084,242                     1,164,916
Other Assets..............................................................          2,400                         2,400
                                                                             ------------                  ------------
         Total............................................................   $ 15,340,472                  $ 18,687,425
                                                                             ============                  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable.......................................................   $  1,095,993                  $  1,285,614
   Accrued compensation...................................................        454,996                       286,552
   Other accrued expenses and current liabilities.........................        260,868                       293,955
                                                                             ------------                  ------------
        Total current liabilities.........................................      1,811,857                     1,866,121
                                                                             ------------                  ------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock...........................................................         26,957                        26,957
   Additional paid-in-capital.............................................     90,215,667                    90,431,502
   Deferred compensation..................................................     (3,018,386)                   (3,735,869)
   Deficit accumulated during the development stage.......................    (73,695,623)                  (69,901,286)
                                                                             ------------                  ------------
      Total stockholders' equity..........................................     13,528,615                    16,821,304
                                                                             ------------                  ------------
         Total............................................................   $ 15,340,472                  $ 18,687,425
                                                                             ============                  ============

         See notes to the condensed consolidated financial statements.

                        MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                            Cumulative From
                                                                    Three Months Ended March 31,             June 15, 1995
                                                                                                            (Inception) to
                                                                      2001                  2000            March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................         $(3,794,337)         $(24,243,083)         $(70,612,179)
Adjustments to reconcile net loss to net cash used
 for operating activities:
  Depreciation and amortization..........................             131,915                59,104             2,540,192
  Stock-based compensation...............................             501,273            22,166,009             6,137,618
  Beneficial conversion feature of 12% convertible notes                   --                    --             4,860,000
  Accrued interest converted into paid-in-capital in
   connection with the conversion of the 12%
   convertible notes.....................................                  --                    --               377,409
  Increase (decrease) in cash from the change in:
   Accounts receivable...................................             (44,515)                 (270)              (55,154)
   Prepaid expenses and other current assets.............              (3,669)               21,453               (23,026)
   Accounts payable......................................            (189,621)              151,091             1,351,356
   Accrued compensation..................................             168,444               (15,898)              454,996
   Accrued expenses to related parties...................                  --              (712,683)               10,000
   Other accrued expenses and current liabilities.......              (33,087)             (357,461)              325,522
                                                                  -----------          ------------          ------------
    Net cash used for operating activities...............          (3,263,597)           (2,931,738)          (54,633,266)
                                                                  -----------           ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment....................             (51,241)             (173,082)           (3,624,434)
Increase in other long-term assets.......................                  --                    --                (2,400)
Payment of merger costs..................................                  --               (77,893)             (276,173)
                                                                  -----------          ------------          ------------
    Net cash used for investing activities...............             (51,241)             (250,975)           (3,903,007)
                                                                  -----------          ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes to related parties...                  --                    --             4,232,500
Proceeds from other debt financings......................                  --                    --             2,750,000
Repayments of notes issued to related parties............                  --              (232,500)             (232,500)
Repayments of other debt financings......................                  --               (37,200)             (886,088)
Net proceeds from the issuance of common and
preferred stock..........................................                 375            17,914,100            66,811,923
Purchase of common stock from related party..............                  --                    --              (100,000)
                                                                  -----------          ------------          ------------
    Net cash provided by financing activities............                 375            17,644,400            72,575,835
                                                                  -----------          ------------          ------------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS..............................................          (3,314,463)           14,461,687            14,039,562
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD...................................................          17,354,025                29,959                    --
                                                                  -----------          ------------          ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $14,039,562          $ 14,491,646          $ 14,039,562
                                                                  ===========          ============          ============

         See notes to the condensed consolidated financial statements.

                        MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

   MangoSoft, Inc. and subsidiary (a development stage company) (the "Company") develops advanced software technology to simplify, expand and integrate networking and pooled use of computer resources. The Company organizes itself as one segment reporting to the chief operating decision-maker.

   The Company is considered to be a development stage company since it has not generated significant revenues from products or services that have been developed-to-date. The Company is subject to a number of risks similar to those of other companies in an early stage of development. Principal among these risks are dependencies on key individuals, competition from other substitute products and larger companies, the successful development and marketing of its products and the need to obtain adequate additional financing necessary to fund future operations. See "Risk Factors."

   As shown in the condensed consolidated financial statements, during the three months ended March 31, 2001 and 2000 and cumulative for the period from June 15, 1995 (inception) to March 31, 2001, the Company incurred net losses of $3,794,337, $24,243,083 and $70,612,179, respectively. Absent the reversal of a stock-based compensation charge, the net loss for the three-month period ended March 31, 2000 would have been $2,077,074. However, in 2000, the Company raised significant capital; capital which management believes will be sufficient to fund its existing operations for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.

2. PRESENTATION OF INTERIM FINANCIAL STATEMENTS

   The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all significant adjustments, which are normal, recurring in nature and necessary for a fair presentation of the financial position, cash flows and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year.

   The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

   Revenue Recognition - Software license revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. Revenue from sales to distributors is recognized upon sales to end customers. Service revenue is recognized as services are provided.

   Comprehensive Income - Comprehensive loss was equal to net loss for each period.

   Reclassifications - Certain reclassifications have been made to the interim 2000 and cumulative since inception amounts to conform to the 2001 presentation.

   Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the three months ended March 31, 2001 and 2000, and cumulative for the period from June 15, 1995 (inception) to March 31, 2001:

                                                               Three Months Ended March 31,          Cumulative
                                                               ----------------------------
                                                                   2001            2000            Since Inception
                                                                   ----            ----            ---------------
Cash paid for interest...................................         $  --          $  9,783              $ 98,151

Non Cash Financing Activities:
  Fair value of warrants issued in connection with the
   sale of the convertible preferred stock, Series A.....            --           711,229               711,229
  Conversion of accounts payable into common stock.......            --           100,000               420,000

  3. STOCKHOLDERS' EQUITY

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

     In March 2000, the Company completed the sale of approximately 4.2 million shares of common stock to accredited investors at $5.00 per share. Upon completion of the sale of common stock, the Preferred Stock automatically converted, in accordance with its terms, into 2.5 million shares of common stock. The Company completed the sale of approximately 0.3 million additional shares of common stock at prices ranging from $4.00 to $5.00 per share in May 2000.

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

  4. STOCK-BASED COMPENSATION

     The Company accounts for stock options granted to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, stock options, which include stock appreciation rights ("SARs"), are accounted for as variable awards and compensation expense is measured at each reporting date based on the difference between the exercise price and the market price of the common stock. For unvested options, compensation expense is recognized over the vesting period; for vested options, compensation expense is adjusted up or down at each reporting date based on changes in the market price of the common stock. At March 31, 2001 and 2000, there were

2,571,955 and 3,066,428 options, respectively, to purchase the Company's common stock that included SARs.

   During the three months ended March 31, 2001, the Company recorded stock-based compensation expense of $501,273. This expense is due primarily to the amortization of $394,342 of stock-based compensation recognized as a result of the Company's issuance of stock options to employees at exercise prices less than the quoted market price on the grant date. Stock-based compensation of $76,491 was recognized in relation to the SARs as the Company's quoted market price of $1.28 per share on March 31, 2001 exceeded the exercise price of the majority of the SARs. The remainder of the stock-based compensation expense for the three months ended March 31, 2001 pertained to the Company's issuance of 25,000 options to non-employees. The fair value of the stock options awarded to non-employees was calculated using the Black-Scholes option-pricing model.

5. NET LOSS PER COMMON SHARE

   Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects, in addition to the weighted average number of common shares, the potential dilution if common equivalent shares outstanding were exercised and/or converted into common stock, unless the effect of such equivalent shares was antidilutive.

   For the three months ended March 31, 2001 and 2000, the effect of stock options and other common equivalent shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

6. SUBSEQUENT EVENTS

   On April 3, 2001, the Company's Board of Directors resolved to reprice options to purchase 2,584,167 shares of the Company's common stock. The options were originally issued between October 1999 and December 2000 and had grant prices ranging from $1.88 to $5.00 per share. The grant price for these options was reduced to $1.03, the closing market value of the Company's common stock as of the repricing date. The repriced options continue to vest according to the original grant date. The Company will be required to account for these options as variable awards subsequent to the repricing date.

   Effective April 23, 2001, the Company implemented an approximate 40% reduction in its work force. In connection with this work force reduction, the Company eliminated the positions held by two members of senior management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Quarterly Report on Form 10-QSB contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Quarterly Report on Form 10-QSB, including under "Risk Factors." You should read the following discussion and analysis together with our condensed consolidated financial statements for the periods specified and the related notes included herein. Further reference should be made to our Annual Report on Form 10-KSB for the period ended December 31, 2000 filed with the Securities and Exchange Commission.

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

   Cachelink(TM) is a peer-to-peer clustered web cache. Cachelink utilizes our peer-to-peer clustering technology to efficiently link together the individual browser caches of multiple systems on a LAN into an aggregated "super cache," resulting in much faster Internet access without the expense of a dedicated hardware caching appliance or server. Cachelink is a pure peer-to-peer architecture, including a completely decentralized directory. The product is self-configuring and self-healing from any number of system failures.

   Mangomind(TM) is a new multi-user, business-oriented, peer-to-peer file sharing service, allowing individual users to collaborate over the Internet across organizational boundaries in a safe and secure manner. The architecture is a blend of the manageability of client/server with the autonomy, clustering, and caching optimizations of peer-to-peer. The user experience is one of easy file sharing with colleagues through what looks like an ordinary LAN shared drive.

   The majority of our revenues from current operations are derived from sales of our Cachelink product, for which sales to 3Com Corporation ("3Com") have amounted to $135,000, or 28%, of our cumulative revenues since inception. We recognize revenue generated from the sale of Cachelink when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. We began marketing and selling our Mangomind service to professional service organizations and other business organizations in January 2001 and have generated $11,360 in revenues to date. We recognize revenue generated from the sale of the Mangomind service as the service is provided to our end customers.

   Cost of software license revenues primarily consist of disk replication costs and other costs we incur in connection with sales of Cachelink.

   Cost of services consist solely of the expenses we incur to administer the Mangomind service. These expenses consist primarily of salaries and related personnel costs, the cost of our outsourced data center, the managed storage services provided to us by an independent storage provider and the license royalties we pay to our e-security software provider for the 128-bit encryption the Mangomind service employs.

   Engineering and development expenses consist primarily of salaries and related personnel costs and other costs related to the design, development, testing, deployment and enhancement of our products and services. We have expensed our engineering and development costs as incurred. The engineering, research and development we perform is essential to providing the most robust, reliable and secure products and services to our end customers to meet their requirements and those of a changing market.

   Selling and marketing expenses consist primarily of salaries and related personnel costs and additional costs incurred to market our products and services such as the costs of attending and presenting at trade shows.

   General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation.

   We are considered to be a development stage company since we have not generated significant revenues from the products and services that have been developed to date. We are subject to a number of risks similar to those of other companies in an early stage of development. Principal among these risks are dependencies on key individuals, competition from other substitute products and larger companies, the successful development and marketing of our products and services and the need to obtain adequate additional financing necessary to fund future operations.

Results of Operations - Three Months Ended March 31, 2001 and 2000

   Revenues for the three months ended March 31, 2001 increased $137,295 to $138,630 compared with $1,335 for the comparable period in 2000. We recognized $127,270 from the sale of our Cachelink product and $11,360 from the sale of our Mangomind service. Sales of Cachelink to 3Com and Kacom, Inc., a Korean systems integrator, of $90,000 and $25,500, respectively, represented approximately 65% and 18% of our revenues for the three-month period ended March 31, 2001. A single customer, Nokia Corporation (formerly Ramp Networks, Inc.), represented 20% of our revenues for the three-month period ended March 31, 2000. No other customer accounted for more than 10% of our sales for either period.

   Cost of software license revenues for the three months ended March 31, 2001 consisted primarily of disk replication costs incurred in connection with our sales of Cachelink to 3Com. There were no such costs incurred in the three-month period ended March 31, 2000.

   Cost of services for the three months ended March 31, 2001 consisted primarily of managed storage service costs and the salaries and related personnel costs of our dedicated technical support and Mangomind operations teams. There were no such costs incurred in the three-month period ended March 31, 2000.

   Operating expenses for the three months ended March 31, 2001 and 2000, excluding the effects of stock-based compensation, increased $1,180,033 from $2,081,850 in 2000 to $3,261,884 in 2001. This increase is due primarily to the overall increase in our personnel and the associated expenses attributable to these salaries and related personnel costs as well as the increase in expenses associated with the deployment and administration of the Mangomind service.

   Stock-based compensation expense of $501,273 was recorded for the three-month period ended March 31, 2001 compared to $22,166,009 for the comparable period in 2000. The significant decrease in this expense is primarily attributable to the decline in the market price of our common stock and its effect on employee stock options accounted for as variable awards (see footnote 4 to the condensed consolidated financial statements).

   The loss from operations decreased $20,228,183 to $4,018,342 for the three-month period ended March 31, 2001 compared with a loss from operations of $24,246,525 for the comparable period in 2000 as a result of the above factors.

   Interest income increased $210,780 to $224,005 for the three months ended March 31, 2001 compared to $13,225 for the three months ended March 31, 2000. The increase is attributable to interest earned on the investment of the proceeds received from the sale of common stock and the Convertible Preferred Stock, Series A in March, April and May 2000.

Financial Condition, Liquidity and Capital Resources

   We were formed in June 1995 and, since our formation, have raised approximately $74.2 million in gross proceeds as of March 31, 2001 through the private placement of debt and equity securities. Approximately $32.2 million of these proceeds were raised in 2000.

   In addition, we have, at times, depended upon bank debt, loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At March 31, 2001, approximately $1.8 million in additional financing was provided through accounts payable, accrued expenses and other trade credit.

   At March 31, 2001, we had a cash balance of approximately $14.0 million and working capital of approximately $12.4 million. Excluding our facility lease and other minor equipment leases, we do not have any long-term obligations.

   We are in the development stage, and to date, our product sales have provided a minor source of liquidity. From inception through March 31, 2001, we have generated approximately $500,000 in sales and incurred cumulative net losses of approximately $70.6 million.

   We believe that unless we can generate a significant level of on-going revenue and attain adequate profitability in the near-term, we will need to seek additional sources of equity or debt financing. Although we have been successful in obtaining financing in the past, there can be no assurance that any additional financing will be available to us on commercially reasonable terms or at all. Our inability to obtain additional financing when needed will have a material adverse effect on our business and prospects, requiring us to significantly curtail or possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to the interests of our then existing shareholders.

   We believe that we have adequate funding to continue operations at least for the next twelve (12) months based on our current and forecasted expenses and cash flows.

Current Developments

   Effective April 23, 2001, we implemented an approximate 40% reduction in our work force due to adverse economic conditions and our need to conserve capital. We believe that this reduction was necessary to reduce our overhead and enable us to grow our business and position ourselves for greater long-term success. We expect to incur approximately $400,000 in severance and other personnel related costs in connection with this action.

   In connection with this reduction, the positions held by two members of senior management, Ms. Linda Myers-Tierney, Senior Vice President of Marketing and Chief Marketing Officer, and Mr. Thomas Teixeira, Vice President of Engineering, were eliminated.

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating
Losses.

     Our current operations substantially commenced in May 1997. Accordingly, our prospects should be evaluated based on the expenses and operating results typically experienced by any early stage business. We have a history of substantial operating losses and an accumulated deficit of approximately $73.7 million as of March 31, 2001. For the three months ended March 31, 2001 and the year ended December 31, 2000, our losses from operations, excluding the net effects of stock-based compensation, were $3.5 million and $13.9 million, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses and expect cumulative losses to increase substantially as our marketing, sales, and research and development efforts expand.

Our Performance Depends On Market Acceptance Of Our Products.

     We expect to derive a substantial portion of our future revenues from the sales of Cachelink and the Mangomind service, both of which are in the initial marketing phase. If markets for our products and services fail to develop, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

We Have A Multi-faceted Market Strategy.

     We expect our future marketing efforts will substantially focus on developing business relationships with technology companies that seek to augment their business by offering our products and services to their customers. Our inability to enter into and retain strategic relationships, or the inability of such technology companies to effectively market our products and services, could materially and adversely affect our business, operating results and financial condition.

We Will Need Additional Financing.

     We will require substantial additional capital to finance our future growth and product development. We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.

There May Be Limited Liquidity In Our Common Stock And Its Price May Be Subject To Fluctuation.

     Our common stock is currently traded on the OTC Bulletin Board and there is only a limited market for our common stock. We can provide no assurance that we will be able to have our common stock listed on an exchange or quoted on Nasdaq or that it will continue to be quoted on the OTC Bulletin Board. If there is no trading market, the market price of our common stock will be materially and adversely affected.

Rapidly Changing Technology And Substantial Competition May Adversely Affect Our Business.

     Our business is subject to rapid changes in technology. We can provide no assurances that research and development by competitors will not render our technology obsolete or uncompetitive. We compete with a number of computer hardware and software design companies that have technologies and products similar to those offered by us and have greater resources, including more extensive research and development, marketing and capital than us. We can provide no assurance that we will be successful in marketing our existing products and developing and marketing new products in such a manner as to be effective against such competition. If our technology is rendered obsolete or we are unable to compete effectively, our business, operating results and financial condition will be materially and adversely affected.

Litigation Concerning Intellectual Property Could Adversely Affect Our Business.

     We rely on a combination of trade secrets, copyright and trademark law, contractual provisions, confidentiality agreements and certain technology and security measures to protect our proprietary intellectual property, technology and know-how. However, we can provide no assurance that our rights in our intellectual property will not be infringed upon by competitors or that competitors will not similarly make claims against us for infringement. If we are required to be involved in litigation involving intellectual property rights, our business, operating results and financial condition will be materially and adversely affected.

Our Success Depends on Key Personnel.

     Our success is dependent upon the efforts of our senior management personnel. The loss of members of our senior management group could have a material adverse effect on our business. In addition, competition for qualified personnel in the computer software industry is intense, and we can provide no assurance that we will be able to retain existing personnel or attract and retain additional qualified personnel necessary for the development of our business. Our inability to attract and retain such personnel would have a material adverse effect on our business, financial condition and results of operations.

Defects In Our Software May Adversely Affect Our Business.

     Complex software products and services such as the software developed by MangoSoft may contain defects when introduced and also when updates, upgrades and new versions are released. Our introduction of software with defects or quality problems could result in adverse publicity, product returns, reduced orders, uncollectible or delayed accounts receivable, product redevelopment costs, loss of or delay in market acceptance of our products and services or claims by customers or others against us. Such problems or claims could have a material adverse effect on our business, financial condition and results of operations.

                          PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

   Exhibit
    Number                           Description of Exhibit

      2.1     Agreement and Plan of Merger by and among First American Clock
              Co., MangoSoft Corporation and MangoMerger Corp., dated as of
              August 27, 1999. (1)
      3.1     Articles of Incorporation, as amended. (2)
      3.2     By-laws. (2)
       10     Lease of Westborough Office Park, Building Five, dated November
              10, 1995. (3)
       16     Letter on Change in Certifying Accountant. (4)
       21     Subsidiary of the Registrant. (2)
     99.1     1999 Incentive Compensation Plan, as amended and restated on May
              1, 2000. (2)
     99.2     Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (2)
     99.3     Form of Warrant Agreement. (2)
     99.4     Value Added Reseller Agreement, dated July 14, 2000, between
              MangoSoft, Inc. and 3Com Corporation. (5)

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

(b)  Report on Form 8-K:

     On February 23, 2001, we filed on Form 8-K a notification that Craig Goldman resigned as Director of MangoSoft, Inc. effective January 29, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 11, 2001                          MANGOSOFT, INC.

                                      /S/  Robert E. Parsons
                                          ------------------
                                          Robert E. Parsons
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)