Form 10QSB
period 2001-06-30
MANGOSOFT INC
filed 2001-08-03
CIK 947969

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934.

                 For the Quarterly Period Ended June 30, 2001

                                      or

[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                          Exchange Act of 1934.
                 For the Transition Period From        To

                        Commission File Number: 0-30781


                                MANGOSOFT, INC.
       (Exact name of small business issuer as specified in its charter)




            Nevada
  (State or other jurisdiction                              87-0543565
of incorporation or organization)              (IRS Employer Identification No.)



    1500 West Park Drive, Suite 190
           Westborough, MA                                     01581
(Address of principal executive offices)                    (Zip code)

                   Issuer's telephone number: (508) 871-7300

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            Common Stock                                 26,965,001 Shares
          $0.001 Par Value                       (Outstanding on August 2, 2001)

                        MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                             INDEX TO FORM 10-QSB

                                                                                                                 Page
PART I.  FINANCIAL INFORMATION

ITEM 1 - Financial Statements:
Condensed Consolidated Statements of Operations For The Three Months Ended
  June 30, 2001 and 2000.......................................................................................   3
Condensed Consolidated Statements of Operations For The Six Months Ended
  June 30, 2001 and 2000 and Cumulative For The Period From June 15, 1995 (Inception)
  to June 30, 2001.............................................................................................   4
Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000................................   5
Condensed Consolidated Statements of Cash Flows For The Six Months Ended June 30, 2001
  and 2000 and Cumulative For The Period From June 15, 1995 (Inception) To June 30, 2001.......................   6
Notes to the Condensed Consolidated Financial Statements.......................................................   7

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.................  11

PART II  OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K......................................................................  17

Signatures.....................................................................................................  18

                        MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                   Three Months Ended June 30,
                                                                   --------------------------
                                                                   2001                  2000
                                                                   ----                  ----
Software license revenues....................................  $    55,080           $     2,234
Service revenues.............................................        4,890                    --
                                                               -----------           -----------
   Total revenues............................................       59,970                 2,234
Costs and expenses:
  Cost of software license revenues..........................        9,844                    --
  Cost of services (1).......................................      294,327                    --
  Engineering and development (1)............................      920,658             1,347,442
  Selling and marketing (1)..................................      525,159               431,927
  General and administrative (1).............................    1,327,614             1,183,953
  Stock-based compensation expense (benefit).................      264,614            (9,661,760)
  Consulting fees paid to related parties....................           --                19,000
                                                               -----------           -----------
   (Loss) income from operations.............................   (3,282,246)            6,681,672
Interest income..............................................      141,048               385,710
                                                               -----------           -----------
Net (loss) income............................................   (3,141,198)            7,067,382
Accretion of preferred stock.................................           --                    --
                                                               -----------           -----------
Net (loss) income applicable to common stockholders..........   (3,141,198)            7,067,382
                                                               ===========           ===========

Net (loss) income per share applicable to common
  shareholders :
   Basic.....................................................  $     (0.12)          $      0.27
   Diluted...................................................  $     (0.12)          $      0.24
Weighted average shares outstanding:
   Basic.....................................................   26,957,142            26,142,501
   Diluted...................................................   26,957,142            29,479,898


(1) Excludes stock-based compensation expense (benefit)
     as follows:
      Cost of services.......................................  $    16,775           $        --
      Engineering and development............................       53,305            (6,161,463)
      Selling and marketing..................................       17,117              (578,789)
      General and administrative.............................      177,417            (2,921,508)

         See notes to the condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                                           Cumulative From
                                                                            Six Months Ended June 30,       June 15, 1995
                                                                            -------------------------      (Inception) to

                                                                            2001                2000        June 30, 2001
                                                                            ----                ----        -------------
Software license revenues............................................   $   182,350         $      3,569     $    525,501
Service revenues.....................................................        16,250                   --           16,250
                                                                        -----------         ------------     ------------
    Total revenues...................................................       198,600                3,569          541,751
Costs and expenses:
 Cost of software license revenues...................................        25,844                   --          126,691
 Cost of services (1)................................................       672,142                   --          672,142
 Engineering and development (1).....................................     2,050,677            2,489,223       30,675,615
 Selling and marketing (1)...........................................     1,293,081              711,710       14,338,865
 General and administrative (1)......................................     2,691,557            1,844,069       18,070,043
 Stock-based compensation expense....................................       765,887           12,504,249        6,402,232
 Consulting fees paid to related parties.............................            --               19,000          747,971
                                                                        -----------         ------------     ------------
    (Loss) from operations...........................................    (7,300,588)         (17,564,682)     (70,491,808)
Interest income......................................................       365,053              398,935        2,046,545
Interest expense.....................................................            --                9,954        5,308,114
                                                                        -----------         ------------     ------------
Net (loss)...........................................................    (6,935,535)         (17,175,701)     (73,753,377)
Accretion of preferred stock.........................................            --            9,627,147       16,231,171
                                                                        -----------         ------------     ------------
Net (loss) applicable to common stockholders.........................   $(6,935,535)        $(26,802,848)    $(89,984,548)
                                                                        ===========         ============     ============

Net (loss) per share applicable to common shareholders -
   basic and diluted.................................................   $     (0.26)        $      (1.16)
Weighted average shares outstanding - basic and diluted..............    26,957,115           23,153,033

(1) Excludes stock-based compensation expense as follows:
    Cost of services.................................................   $    39,892         $         --     $     39,892
    Engineering and development......................................       207,716            4,957,803        1,142,754
    Selling and marketing............................................       179,751              902,070          876,510
    General and administrative.......................................       338,528            6,644,376        4,343,076

         See notes to the condensed consolidated financial statements.

                        MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                      June 30,           December 31,
                                                                    ---------------------------------
                                                                        2001                 2000
                                                                        ----                 ----
                            ASSETS
Current Assets:
  Cash and cash equivalents......................................   $ 10,944,522         $ 17,354,025
  Accounts receivable............................................          5,986               10,639
  Prepaid expenses and other current assets......................        159,641              155,445
                                                                    ------------         ------------
   Total current assets..........................................     11,110,149           17,520,109
Property and Equipment - Net.....................................      1,043,825            1,164,916
Other Assets.....................................................          2,400                2,400
                                                                    ------------         ------------
     Total.......................................................   $ 12,156,374         $ 18,687,425
                                                                    ============         ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...............................................   $    937,218         $  1,285,614
  Accrued compensation...........................................        332,929              286,552
  Other accrued expenses and current liabilities.................        234,196              293,955
                                                                    ------------         ------------
   Total current liabilities.....................................      1,504,343            1,866,121
                                                                    ------------         ------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock...................................................         26,957               26,957
  Additional paid-in-capital.....................................     89,780,534           90,431,502
  Deferred compensation..........................................     (2,318,639)          (3,735,869)
  Deficit accumulated during the development stage...............    (76,836,821)         (69,901,286)
                                                                    ------------         ------------
   Total stockholders' equity....................................     10,652,031           16,821,304
                                                                    ------------         ------------
     Total.......................................................   $ 12,156,374         $ 18,687,425
                                                                    ============         ============

         See notes to the condensed consolidated financial statements.

                        MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                 Cumulative From
                                                                                                  June 15, 1995
                                                               Six Months Ended June 30,         (Inception) to
                                                               -------------------------
                                                                  2001              2000          June 30, 2001
                                                                  ----              ----          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................    $(6,935,535)      $(17,175,701)     $(73,753,377)
Adjustments to reconcile net loss to net cash used
 for operating activities:
  Depreciation and amortization...........................        267,730            230,235         2,676,007
  Stock-based compensation................................        765,887         12,504,249         6,402,232
  Beneficial conversion feature of 12% convertible notes..             --                 --         4,860,000
  Accrued interest converted into paid-in-capital in
   connection with the conversion of the 12%
   convertible notes......................................             --                 --           377,409
  Increase (decrease) in cash from the change in:
   Accounts receivable....................................          4,653             (1,185)           (5,986)
   Prepaid expenses and other current assets..............         (4,196)            32,177           (23,553)
   Accounts payable.......................................       (348,396)           170,951         1,192,581
   Accrued compensation...................................         46,377             15,642           332,929
   Accrued expenses to related parties....................         (4,500)          (693,683)            5,500
   Other accrued expenses and current liabilities.........        (55,259)          (309,750)          303,350
                                                              -----------       ------------      ------------
    Net cash used for operating activities................     (6,263,239)        (5,227,065)      (57,632,908)
                                                              -----------       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment.....................       (146,639)          (891,780)       (3,719,832)
Increase in other long-term assets........................             --                 --            (2,400)
Payment of merger costs...................................             --            (77,893)         (276,173)
                                                              -----------       ------------      ------------
    Net cash used for investing activities................       (146,639)          (969,673)       (3,998,405)
                                                              -----------       ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes to related parties....             --                 --         4,232,500
Proceeds from other debt financings.......................             --                 --         2,750,000
Repayments of notes issued to related parties.............             --           (232,500)         (232,500)
Repayments of other debt financings.......................             --            (92,904)         (886,088)
Net proceeds from the issuance of common and
  preferred stock.........................................            375         32,145,381        66,811,923
Purchase of common stock from related party...............             --                 --          (100,000)
                                                              -----------       ------------      ------------
    Net cash provided by financing activities.............            375         31,819,977        72,575,835
                                                              -----------       ------------      ------------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS.............................................     (6,409,503)        25,623,239        10,944,522
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD..................................................     17,354,025             29,959                --
                                                              -----------       ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................    $10,944,522       $ 25,653,198      $ 10,944,522
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

     As shown in the condensed consolidated financial statements, during the six months ended June 30, 2001 and 2000 and cumulative for the period from June 15, 1995 (inception) to June 30, 2001, the Company incurred net losses of $6,731,813, $17,175,701 and $73,549,655, respectively. Excluding the effect of stock-based compensation charge, the net loss for the six-month periods ended June 30, 2001 and 2000 and cumulative for the period from June 15, 1995 (inception) to June 30, 2001 would have been $6,169,648, $4,671,452 and $67,351,145. However, in 2000, the Company raised significant capital; capital which management believes will be sufficient to fund its operations for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.

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

     Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the six months ended June 30, 2001 and 2000, and cumulative for the period from June 15, 1995 (inception) to June 30, 2001:

                                                                Six Months Ended June 30,       Cumulative
                                                                -------------------------
                                                                 2001        2000              Since Inception
                                                                 ----        ----              ---------------
Cash paid for interest...................................      $   --      $   9,954               $  98,151

Non Cash Financing Activities:
  Fair value of warrants issued in connection with the
   sale of the convertible preferred stock, Series A.....          --        711,229                 711,229
  Conversion of accounts payable into common stock.......          --        100,000                 420,000

3.   RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective immediately and SFAS No. 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Company's consolidated financial statements.

4.   STOCKHOLDERS' EQUITY

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

     Costs incurred in connection with the sale of the common and Preferred Stock were $947,129, including $711,229 representing the fair value of warrants issued to the placement agent to purchase 58,975 shares of the common stock at $4.00 per share. The fair value of the warrants was calculated using the Black-Scholes option-pricing model, with a risk-free interest rate of 6%, an expected life of two years, no dividends and a volatility of 150%. Because the Preferred Stock was immediately convertible into common stock, an immediate dividend or accretion of $576,776, representing the difference between the quoted market price of the common stock and the exercise price of the warrants was recorded from common stockholders equity relating to the warrants.

5.   STOCK-BASED COMPENSATION

     The Company accounts for stock options granted to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, stock options that include stock appreciation rights ("SARs") are accounted for as variable awards and compensation expense is measured at each reporting date based on the difference between the exercise price and the market price of the common stock. For unvested awards, compensation expense is recognized over the vesting period; for vested awards, compensation expense is adjusted up or down at each reporting date based on changes in the market price of the common stock. At June 30, 2001 and 2000, there were 2,705,282 and 2,949,556 options, respectively, to purchase the Company's common stock that included SARs.

     On April 3, 2001, the Company's Board of Directors resolved to reprice options to purchase 2,584,167 shares of the Company's common stock. The options were originally issued between October 1999 and December 2000 and had exercise prices ranging from $1.88 to $5.00 per share. The exercise price for these options was reduced to $1.03, the closing market value of the Company's common stock as of the repricing date. The repriced options continue to vest according to the original grant date. These options are now accounted for as variable awards, similar to the SARs. At June 30, 2001, there were 2,120,609 outstanding options to purchase the Company's common stock that were repriced and subject to variable plan accounting.

     During the six months ended June 30, 2001, the Company recorded stock-based compensation expense of $765,887. This expense is due primarily to the amortization of $598,064 of deferred stock-based compensation recognized as the result of the Company's issuance of stock options to employees at exercise prices less than the quoted market price on the grant date. In addition, stock-based compensation of $99,163 was recognized in connection with the Company's issuance of 92,973 options to non-employees in lieu of cash compensation. The remainder of the stock-based compensation expense was recorded as a result of the effects of the decrease in the quoted market price of the Company's common stock and its affect on outstanding stock options accounted for as variable awards.

     During the three months ended June 30, 2001, the Company recorded stock-based compensation expense of $264,614. This expense is due primarily to the amortization of $203,722 of deferred stock-based compensation recognized as the result of the Company's issuance of stock options to employees at exercise prices less than the quoted market price on the grant date. In addition, stock-based compensation of $68,723 was recognized in connection with the Company's issuance of 67,973 options to non-employees in lieu of cash compensation. The remainder of the stock-based compensation expense was a $7,831 benefit recorded as a result of the effects of the decrease in the quoted market price of the Company's common stock and its affect on outstanding stock options accounted for as variable awards.

6.   NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share is computed by dividing net income
(loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects, in addition to the weighted average number of common shares, the potential dilution if potential common shares outstanding were exercised and/or converted into common stock, unless the effect of such equivalent shares was antidilutive.

     For the three months ended June 30, 2001 and the six months ended June 30, 2001 and 2000, the effect of stock options and other potential common shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

7.   REDUCTION IN FORCE

     Effective April 23, 2001, the Company implemented an approximate 40% reduction in its work force. In connection with this work force reduction, the Company eliminated the positions held by two members of senior management in addition to twenty-three other employees.

     The Company recorded approximately $400,000 in severance and other related personnel costs associated with this reduction in work force. As of June 30, 2001, approximately $125,000 remained unpaid and accrued related to the severance payments. This accrued balance will be paid over the next twelve months.

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

  The majority of our revenues from current operations are derived from sales of our Cachelink product, for which sales under our July 13, 2000 Value Added Reseller Agreement with 3Com Corporation ("3Com") have amounted to $189,000, or 35%, of our cumulative revenues since inception. We recognize revenue generated from the sale of Cachelink when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. We began marketing and selling our Mangomind service to professional service organizations and other business organizations in January 2001 and have generated $16,250 in revenues to date. We recognize revenue generated from the sale of the Mangomind service as the service is provided.

  Cost of software license revenues primarily consist of disk replication costs and other costs we incur in connection with sales of Cachelink.

  Cost of services consist solely of the expenses we incur to administer the Mangomind service. These expenses consist primarily of salaries and related personnel costs, the cost of our outsourced data center, and the license royalties we pay to our e-security software provider for the 128-bit encryption the Mangomind service employs.

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

  Effective April 23, 2001, we implemented an approximate 40% reduction in our work force due to adverse economic conditions and our need to conserve capital. We believe that this reduction was necessary to reduce our overhead and enable us to grow our business and position ourselves for greater long-term success. We incurred approximately $400,000 in severance and other personnel related costs in connection with this action. Of this total, approximately $205,000 was charged to engineering and development expenses, $175,000 was charged to general and administrative expenses and $20,000 was charged to selling and marketing expenses. At June 30, 2001, all but approximately $125,000 of these expenses was fully paid.

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

Results of Operations - Three Months Ended June 30, 2001 and 2000

  Revenues for the three months ended June 30, 2001 increased $57,736 to $59,970 compared with $2,234 for the comparable period in 2000. We recognized $55,080 from the sale of our Cachelink product and $4,890 from the sale of our Mangomind service. Sales of Cachelink under our July 13, 2000 Value Added Reseller Agreement with 3Com of $54,000 represented approximately 90% of our revenues for the three-month period ended June 30, 2001. Customers representing 10% or more of our revenues for the three-month period ended June 30, 2000 were IPEX Information Technology Group and Nokia Corporation (formerly Ramp Networks, Inc.) (approximately 50% and 15%, respectively). No other customer accounted for more than 10% of our sales for either period.

  Cost of software license revenues for the three months ended June 30, 2001 consisted primarily of disk replication costs incurred in connection with our sales of Cachelink under our agreement with 3Com. There were no such costs incurred in the three-month period ended June 30, 2000.

  Cost of services for the three months ended June 30, 2001 consisted primarily of managed storage service costs and the salaries and related personnel costs of our dedicated technical support and Mangomind operations teams. There were no such costs incurred in the three-month period ended June 30, 2000.

  Engineering and development expenses for the three months ended June 30, 2001 decreased approximately 32% or $426,784 to $920,658 from $1,347,442 for the comparable period in 2000. The decrease in engineering and development was primarily due to a decrease in our engineering and development personnel headcount and its related effect on salaries and related personnel costs. A significant portion of our April 23, 2001 work force reduction was made to our engineering and development departments. The remainder of the decrease was attributable to various cost saving measures employed since the beginning of 2001.

  Other operating expenses including selling and marketing and general and administrative expenses for the three months ended June 30, 2001 increased approximately 15% or $236,893 to $1,852,773 from $1,615,880 for the comparable period in 2000. The growth in these expenses is primarily attributable to our increased efforts in developing sales channels, an internal sales force, fostering strategic relationships and other general corporate expenses. We began an aggressive cost savings plan in the beginning of 2001 that reduced approximately $279,000 from these expenses from the three-month period ended March 31, 2001.

  Stock-based compensation expense of $264,614 was recorded for the three-month period ended June 30, 2001 compared to a benefit of $9,661,760 for the comparable period in 2000. Included in the 2001 expense was $203,722 in amortization of deferred stock-based compensation recognized as the result of the Company's issuance of stock options to employees at exercise prices less than the quoted market price on the grant date. In addition, stock-based compensation of $68,723 was recognized in connection with the Company's issuance of 67,973 options to non-employees in lieu of cash compensation. The remainder of the stock-based compensation expense was a $7,831 benefit recorded as a result of the effects of the decrease in the quoted market price of the Company's common stock and its affect on outstanding stock options accounted for as variable awards. The benefit recorded in 2000 was attributable to the decline in the market value of our common stock and its affect on SARs. See note 4 to the condensed consolidated financial statements.

  Excluding the non-cash effects of stock-based compensation, the loss from operations for the three months ended June 30, 2001 increased $37,544 to $3,017,632 from $2,980,088 for comparable period in 2000 as a result of the above factors.

   Interest income decreased $244,662 to $141,048 for the three months ended June 30, 2001 compared to $385,710 for the three months ended June 30, 2000. The decrease is attributable to the use of the proceeds we received from the sales of common stock and the Convertible Preferred Stock, Series A in March, April and May 2000 in our operations and its affect on our interest bearing cash accounts.

Results of Operations - Six Months Ended June 20, 2001 and 2000

  Revenues for the six months ended June 30, 2001 increased $195,031 to $198,600 compared with $3,569 for the comparable period in 2000. We recognized $182,350 from the sale of our Cachelink product and $16,250 from the sales of our Mangomind service. Sales of Cachelink under our July 13, 2000 Value Added Reseller Agreement with 3Com and Kacom, Inc., a Korean systems integrator, of $144,000 and $25,500, respectively, represented approximately 73% and 13% of our revenues for the six-month period ended June 30, 2001. Customers representing 10% or more of our revenues for the three-month period ended June 30, 2000 were IPEX Information Technology Group and Nokia Corporation (formerly Ramp Networks, Inc.) (approximately 32% and 17%, respectively). No other customer accounted for more than 10% of our sales for either period.

  Cost of software license revenues for the six months ended June 30, 2001 consisted primarily of disk replication costs incurred in connection with our sales of Cachelink to 3Com. There were no such costs incurred in the six-month period ended June 30, 2000.

  Cost of services for the six months ended June 30, 2001 consisted primarily of managed storage service costs and the salaries and related personnel costs of our dedicated technical support and Mangomind operations teams. There were no such costs incurred in the six-month period ended June 30, 2000.

  Engineering and development expenses for the six months ended June 30, 2001 decreased approximately 18% or $438,546 to $2,050,677 from $2,489,223 for the comparable period in 2000. The decrease in engineering and development was primarily due to a decrease in our engineering and development personnel and its related effect on salaries and related personnel costs. A significant portion of our April 23, 2001 work force reduction was made to our engineering and development departments. The remainder of the decrease was attributable to various cost saving measures employed since the beginning of 2001.

  Other operating expenses including selling and marketing and general and administrative expenses for the six months ended June 30, 2001 increased approximately 56% or $1,428,859 to $3,984,638 from $2,555,779 for the comparable period in 2000. The growth in these expenses is primarily attributable to our increased efforts in developing sales channels, an internal sales force, fostering strategic relationships and other general corporate uses. We began an aggressive cost savings plan in the beginning of 2001 that, in effect, curtailed our mass marketing campaigns that had begun in the third and fourth quarters of 2000.

  Stock-based compensation expense of $765,887 was recorded for the six-month period ended June 30, 2001 compared to $12,504,249 for the comparable period in 2000. The significant decrease in this expense is primarily attributable to the fluctuations in the market price of our common stock and the related impact on stock-based compensation recorded on employee stock options accounted for as variable awards. See note 4 to the condensed consolidated financial statements.

  Excluding the non-cash effects of stock-based compensation, the loss from operations for the six months ended June 30, 2001 increased $1,474,268 to $6,534,701 from $5,060,433 for comparable period in 2000 as a result of the above factors.

   Interest income decreased $33,882 to $365,053 for the six months ended June 30, 2001 compared to $398,935 for the six months ended June 30, 2000. The decrease is attributable to the use of the proceeds we received from the sale of common stock and the Convertible Preferred Stock, Series A in March, April and May 2000 in our operations and its effect on our interest bearing cash accounts.

Financial Condition, Liquidity and Capital Resources

  We were formed in June 1995 and, since our formation, have raised approximately $74.2 million in gross proceeds as of June 30, 2001 through the private placement of debt and equity securities. Approximately $32.2 million of these proceeds were raised in 2000.

  In addition, we have, at times, depended upon bank debt, loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At June 30, 2001, approximately $1.5 million in additional financing was provided through accounts payable, accrued expenses and other trade credit.

  At June 30, 2001, we had a cash balance of approximately $10.9 million and working capital of approximately $9.6 million. Excluding our facility lease and other minor equipment leases, we do not have any long-term obligations.

  We are in the development stage, and to date, our product sales have provided a minor source of liquidity. From inception through June 30, 2001, we have generated approximately $542,000 in sales and incurred cumulative net losses of approximately $73.5 million.

  Effective April 23, 2001, we implemented an approximate 40% reduction in our work force due to adverse economic conditions and our need to conserve capital. We believe that this reduction was necessary to reduce our overhead and enable us to grow our business and position ourselves for greater long-term success. We incurred approximately $400,000, of which all but approximately $125,000 was paid as of June 30, 2001, in severance and other personnel related costs in connection with this action.

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

Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective immediately and SFAS No. 142 will be effective January 2002. The new standards are not expected to have a significant impact on our consolidated financial statements.

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating
Losses.

  Our current operations substantially commenced in May 1997. Accordingly, our prospects should be evaluated based on the expenses and operating results typically experienced by any early stage business. We have a history of substantial operating losses and an accumulated deficit of approximately $76.6 million as of June 30, 2001. For the six months ended June 30, 2001 and the year ended December 31, 2000, our losses from operations, excluding the net effects of stock-based compensation, were $6.5 million and $13.9 million, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses and expect cumulative losses to increase substantially as our marketing, sales, and research and development efforts expand.

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

We Have A Multi-faceted Market Strategy.

  We expect our future marketing efforts will substantially focus on developing business relationships with technology companies that seek to augment their business by offering our products and services to their customers. Our inability to enter into and retain strategic relationships, or the inability of such technology companies to market our products and services effectively, could materially and adversely affect our business, operating results and financial condition.

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

(b) Report on Form 8-K:

  On April 24, 2001, we filed on Form 8-K a notification that we implemented an approximate 40% reduction in our work force effective April 23, 2001. In connection with this work force reduction, we eliminated the positions held by Ms. Linda Myers-Tierney, Senior Vice President and Chief Marketing Officer, and Mr. Thomas Teixeira, Vice President of Engineering.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 3, 2001                          MANGOSOFT, INC.

                                        /s/  Robert E. Parsons
                                            ------------------
                                            Robert E. Parsons
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                              Officer)