Form 10QSB
period 2001-09-30
MANGOSOFT INC
filed 2001-11-08
CIK 947969

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the Quarterly Period Ended September 30, 2001

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

            Common Stock                           26,977,389 Shares
          $0.001 Par Value                (Outstanding on November 7, 2001)

                        MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                             INDEX TO FORM 10-QSB

                                                                                                        Page
PART I.   FINANCIAL INFORMATION

ITEM 1 - Financial Statements:
Condensed Consolidated Statements of Operations For The Three Months Ended
  September 30, 2001 and 2000.........................................................................    3
Condensed Consolidated Statements of Operations For The Nine Months Ended
  September 30, 2001 and 2000 and Cumulative For The Period From June 15, 1995 (Inception)
  to September 30, 2001...............................................................................    4
Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000..................    5
Condensed Consolidated Statements of Cash Flows For The Nine Months Ended September 30, 2001
  and 2000 and Cumulative For The Period From June 15, 1995 (Inception) To September 30, 2001.........    6
Notes to the Condensed Consolidated Financial Statements..............................................    7

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations........   11

PART II   OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K.............................................................   18

Signatures............................................................................................   19


                        MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                Three Months Ended September 30,
                                                               -----------------------------------
                                                                   2001                    2000
                                                                   ----                    ----
Software license revenues............................          $    67,785         $            --
Service revenues.....................................               20,004                      --
                                                               -----------         ---------------
    Total revenues...................................               87,789                      --
Costs and expenses:
  Cost of software license revenues..................               11,167                      --
  Cost of services (1)...............................              190,486                      --
  Engineering and development (1)....................              604,154               1,569,116
  Selling and marketing (1)..........................              292,111               1,181,776
  General and administrative (1).....................              933,258               1,813,873
  Stock-based compensation expense (benefit).........              190,778             (15,311,214)
                                                               -----------         ---------------
    (Loss) income from operations                               (2,134,165)             10,746,449
Interest income......................................               94,681                 384,101
                                                               -----------         ---------------
Net (loss) income....................................          $(2,039,484)        $    11,130,550
                                                               ===========         ===============

Net (loss) income per share applicable to common
  Shareholders:
    Basic............................................          $     (0.08)        $          0.41
    Diluted..........................................          $     (0.08)        $          0.36
Weighted average shares outstanding:
    Basic............................................           26,969,901              26,887,992
    Diluted..........................................           26,969,901              31,035,443

(1) Excludes stock-based compensation expense (benefit)
    as follows:
     Cost of services................................          $    15,475         $            --
     Engineering and development.....................               54,958              (7,814,515)
     Selling and marketing...........................               13,875                (804,967)
     General and administrative......................              106,470              (6,691,732)
                                                               -----------         ---------------
                                                               $   190,778         $   (15,311,214)
                                                               ===========         ===============

         See notes to the condensed consolidated financial statements.

                        MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                                        Cumulative From
                                                                    Nine Months Ended September 30,      June 15, 1995
                                                                    -------------------------------
                                                                                                         (Inception) to
                                                                        2001              2000          September 30, 2001
                                                                        ----              ----          ------------------
Software license revenues.........................................   $   250,135       $      3,569        $    593,286
Service revenues..................................................        36,254                 --              36,254
                                                                     -----------       ------------        ------------
    Total revenues................................................       286,389              3,569             629,540
Costs and expenses:
  Cost of software license revenues...............................        37,011                 --             137,858
  Cost of services (1)............................................       862,628                 --             862,628
  Engineering and development (1).................................     2,654,831          4,058,339          31,279,769
  Selling and marketing (1).......................................     1,585,192          1,893,486          14,630,976
  General and administrative (1)..................................     3,624,815          3,661,608          19,003,301
  Stock-based compensation expense (benefit)......................       956,665         (2,806,965)          6,593,010
  Consulting fees paid to related parties.........................            --             25,288             747,971
                                                                     -----------       ------------        ------------
    Loss from operations..........................................    (9,434,753)        (6,828,187)        (72,625,973)
Interest income...................................................       459,734            783,036           2,141,226
Interest expense..................................................            --                 --           5,308,114
                                                                     -----------       ------------        ------------
Net loss..........................................................    (8,975,019)        (6,045,151)        (75,792,861)
Accretion of preferred stock......................................            --          9,627,147          16,231,171
                                                                     -----------       ------------        ------------
Net loss applicable to common stockholders........................   $(8,975,019)      $(15,672,298)       $(92,024,032)
                                                                     ===========       ============        ============

Net loss per share applicable to common shareholders -
  basic and diluted ..............................................   $     (0.33)      $      (0.64)
Weighted average shares outstanding - basic and diluted...........    26,961,424         24,411,792


(1) Excludes stock-based compensation expense (benefit)
    as follows:
    Cost of services..............................................   $    55,367       $         --        $     55,367
    Engineering and development...................................       262,674         (2,856,712)          1,197,712
    Selling and marketing.........................................       193,626             97,103             890,385
    General and administrative....................................       444,998            (47,356)          4,449,546
                                                                     -----------       ------------        ------------
                                                                     $   956,665       $ (2,806,965)       $  6,593,013
                                                                     ===========       ============        ============

         See notes to the condensed consolidated financial statements.

                        MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                             September 30,                 December 31,
                                                                             ------------------------------------------
                                                                                2001                          2000
                                                                                ----                          ----
                            ASSETS
Current Assets:
   Cash and cash equivalents...................................              $  8,942,834                  $ 17,354,025
   Accounts receivable.........................................                    88,787                        10,639
   Prepaid expenses and other current assets...................                   207,530                       155,445
                                                                             ------------                  ------------
      Total current assets.....................................                 9,239,151                    17,520,109
Property and Equipment - Net...................................                   961,442                     1,164,916
Other Assets...................................................                     2,400                         2,400
                                                                             ------------                  ------------
          Total................................................              $ 10,202,993                  $ 18,687,425
                                                                             ============                  ============
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable............................................              $    850,268                  $  1,285,614
   Accrued compensation........................................                   370,518                       286,552
   Other accrued expenses and current liabilities..............                   170,786                       293,955
                                                                            -------------                  ------------
      Total current liabilities................................                 1,391,572                     1,866,121
                                                                             ------------                  ------------
Commitments and Contingencies

Stockholders' Equity:
   Common stock................................................                    26,978                        26,957
   Additional paid-in-capital..................................                89,660,653                    90,431,502
   Deferred compensation.......................................                (1,999,905)                   (3,735,869)
   Deficit accumulated during the development stage............               (78,876,305)                  (69,901,286)
                                                                             ------------                  ------------
      Total stockholders' equity...............................                 8,811,421                    16,821,304
                                                                             ------------                  ------------
          Total................................................              $ 10,202,993                  $ 18,687,425
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

                        MANGOSOFT, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                              Cumulative From
                                                                                                               June 15, 1995
                                                               Nine Months Ended September 30,                 (Inception) to
                                                               -------------------------------
                                                                   2001                  2000                September 30, 2001
                                                                   ----                  ----                ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................   $(8,975,019)          $(6,045,151)               $(75,792,861)
Adjustments to reconcile net loss to net cash used
  for operating activities:
    Depreciation and amortization...........................       404,155               359,236                   2,812,432
    Stock-based compensation................................       956,665            (2,806,965)                  6,593,010
    Beneficial conversion feature of 12% convertible notes..            --                    --                   4,860,000
    Accrued interest converted into paid-in-capital in
      Connection with the conversion of the 12%
      Convertible notes.....................................            --                    --                     377,409
    Increase (decrease) in cash from the change in:
      Accounts receivable...................................       (78,148)                   --                     (88,787)
      Prepaid expenses and other current assets.............       (52,085)              (29,351)                    (71,442)
      Accounts payable......................................      (442,331)               36,324                   1,098,646
      Accrued compensation..................................        83,966               151,216                     370,518
      Accrued expenses to related parties...................        (3,015)             (706,395)                      6,985
      Other accrued expenses and current liabilities........      (113,169)              175,928                     245,440
                                                               -----------           -----------                ------------
        Net cash used for operating activities..............    (8,218,981)           (8,865,158)                (59,588,650)
                                                               -----------           -----------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment.......................      (200,681)           (1,136,633)                 (3,773,874)
Increase in other long-term assets..........................            --                    --                      (2,400)
Payment of merger costs.....................................            --               (77,893)                   (276,173)
                                                               -----------           -----------                ------------
        Net cash used for investing activities..............      (200,681)           (1,214,526)                 (4,052,447)
                                                               -----------           -----------                ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes to related parties......            --                    --                   4,232,500
Proceeds from other debt financings.........................            --                    --                   2,750,000
Repayments of notes issued to related parties...............            --              (232,500)                   (232,500)
Repayments of other debt financings.........................            --               (92,904)                   (886,088)
Net proceeds from the issuance of common and preferred
  stock.....................................................         8,471            32,247,631                  66,820,019
Purchase of common stock from related party.................            --                    --                    (100,000)
                                                               -----------           -----------                ------------
        Net cash provided by financing activities...........         8,471            31,922,227                  72,583,931
                                                               -----------           -----------                ------------
NET (DECREASE) INCREASE IN CASH AND CASH  EQUIVALENTS.......    (8,411,191)           21,842,543                   8,942,834
CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD.............    17,354,025                29,959                          --
                                                               -----------           -----------                ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................   $ 8,942,834           $21,872,502                $  8,942,834
                                                               ===========           ===========                ============

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

    As shown in the condensed consolidated financial statements, during the nine months ended September 30, 2001 and 2000 and cumulative for the period from June 15, 1995 (inception) to September 30, 2001, the Company incurred net losses of $8,975,019, $6,045,151 and $75,792,861, respectively. Excluding the effect of stock-based compensation charges, the net loss for the nine-month periods ended September 30, 2001 and 2000 and cumulative for the period from June 15, 1995 (inception) to September 30, 2001 would have been $8,018,354, $8,852,116 and $69,199,851. However, in 2000, the Company raised significant capital; capital which management believes will be sufficient to fund its operations for the next twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.

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

    Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the nine months ended September 30, 2001 and 2000, and cumulative for the period from June 15, 1995 (inception) to September 30, 2001:

                                                             Nine Months Ended September 30,         Cumulative
                                                           ------------------------------------
                                                                 2001               2000           Since Inception
                                                                 ----               ----           ---------------
Cash paid for interest...................................      $  --              $ 10,244             $ 98,151

Non Cash Financing Activities:
  Fair value of warrants issued in connection with the
   sale of the convertible preferred stock, Series A.....         --               711,229              711,229
  Conversion of accounts payable into common stock.......         --               100,000              420,000

3.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective immediately and SFAS No. 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Company's consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This standard establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and also resolves significant implementation issues related to Statement 121. This statement is effective for the Company on January 1, 2002. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 144 on its financial position and results of operations.

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

5.  STOCK-BASED COMPENSATION

    The Company accounts for stock options granted to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, stock options that include stock appreciation rights ("SARs") are accounted for as variable awards and compensation expense is measured at each reporting date based on the difference between the exercise price and the market price of the common stock. For unvested awards, compensation expense is recognized over the vesting period; for vested awards, compensation expense is adjusted up or down at each reporting date based on changes in the market price of the common stock. At September 30, 2001 and 2000, there were 2,683,611 and 2,897,756 options, respectively, to purchase the Company's common stock that included SARs.

    On April 3, 2001, the Company's Board of Directors resolved to reprice options to purchase 2,584,167 shares of the Company's common stock. The options were originally issued between October 1999 and December 2000 and had exercise prices ranging from $1.88 to $5.00 per share. The exercise price for these options was reduced to $1.03, the closing market value of the Company's common stock as of the repricing date. The repriced options continue to vest according to the original grant date. These options are now accounted for as variable awards, similar to the SARs. At September 30, 2001, there were 2,080,851 outstanding options to purchase the Company's common stock that were repriced and subject to variable plan accounting.

    During the nine months ended September 30, 2001, the Company recorded stock-based compensation expense of $956,665. This expense is due primarily to the amortization of $794,638 of deferred stock-based compensation recognized as the result of the Company's issuance of stock options to employees at exercise prices less than the quoted market price on the grant date. In addition, stock-based compensation of $158,449 was recognized in connection with the Company's issuance of 163,730 options to non-employees in lieu of cash compensation. The remainder of the stock-based compensation expense was recorded as a result of the effects of the decrease in the quoted market price of the Company's common stock and its effect on outstanding stock options accounted for as variable awards.

    During the three months ended September 30, 2001, the Company recorded stock-based compensation expense of $190,778. This expense is due primarily to the amortization of $196,574 of deferred stock-based compensation recognized as the result of the Company's issuance of stock options to employees at exercise prices less than the quoted market price on the grant date. In addition, stock-based compensation of $59,286 was recognized in connection with the Company's issuance of 70,757 options to non-employees in lieu of cash compensation. The remainder of the stock-based compensation expense was a $65,082 benefit recorded as a result of the effects of the decrease in the quoted market price of the Company's common stock and its effect on outstanding stock options accounted for as variable awards.

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

    For the nine months ended September 30, 2001 and 2000 and the three months ended September 30, 2001, the effect of stock options and other potential common shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

7.  REDUCTION IN FORCE

    Effective April 23, 2001, the Company implemented an approximate 40% reduction in its work force. In connection with this work force reduction, the Company eliminated the positions held by two members of senior management in addition to twenty-three other employees.

    The Company recorded approximately $400,000 in severance and other related personnel costs associated with this reduction in work force. As of September 30, 2001, approximately $90,000 remained unpaid and accrued.

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

     The majority of our revenues from current operations are derived from sales of our Cachelink product, for which sales under our July 13, 2000 Value Added Reseller Agreement with 3Com Corporation ("3Com") have amounted to approximately $257,000, or 41%, of our cumulative revenues since inception. We recognize revenue generated from the sale of Cachelink when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. We began marketing and selling our Mangomind service to professional service organizations and other business organizations in January 2001 and have generated $36,254 in revenues to date. We recognize revenue generated from the sale of the Mangomind service as the service is provided.

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

     Effective April 23, 2001, we implemented an approximate 40% reduction in our work force due to adverse economic conditions and our need to conserve capital. We believe that this reduction was necessary to reduce our overhead and enable us to grow our business and position ourselves for greater long-term success. We incurred approximately $400,000 in severance and other personnel related costs in connection with this action. Of this total, approximately $205,000 was charged to engineering and development expenses, $175,000 was charged to general and administrative expenses and $20,000 was charged to selling and marketing expenses. At September 30, 2001, all but approximately $90,000 of these expenses was fully paid.

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

Results of Operations - Three Months Ended September 30, 2001 and 2000

     Revenues for the three months ended September 30, 2001 were $87,789 compared with $0 for the comparable period in 2000. We recognized $67,785 from the sale of our Cachelink product and $20,004 from the sale of our Mangomind service. Sales of Cachelink under our July 13, 2000 Value Added Reseller Agreement with 3Com of $67,785 represented approximately 77% of our revenues for the three-month period ended September 30, 2001. No other customer accounted for more than 10% of our sales.

     Cost of software license revenues for the three months ended September 30, 2001 consisted primarily of disk replication costs incurred in connection with our sales of Cachelink under our agreement with 3Com. There were no such costs incurred in the three-month period ended September 30, 2000.

     Cost of services for the three months ended September 30, 2001 consisted primarily of managed storage service costs and the salaries and related personnel costs of our dedicated technical support and Mangomind operations teams. There were no such costs incurred in the three-month period ended September 30, 2000.

     Engineering and development expenses for the three months ended September 30, 2001 decreased approximately 61% or $964,962 to $604,154 from $1,569,116 for the comparable period in 2000. The decrease in engineering and development was primarily due to a decrease in our engineering and development personnel headcount and its related effect on salaries and related personnel costs. A significant portion of our April 23, 2001 work force reduction was made to our engineering and development departments. The remainder of the decrease was attributable to various cost saving measures employed since the beginning of 2001.

     Other operating expenses including selling and marketing and general and administrative expenses for the three months ended September 30, 2001 decreased approximately 59% or $1,770,280 to $1,225,369 from $2,995,649 for the comparable period in 2000. The decrease in these expenses is primarily attributable to our increased efforts in reducing our overhead, headcount reductions and the curtailment of our mass marketing and advertising campaigns.

     Stock-based compensation expense of $190,778 was recorded for the three-month period ended September 30, 2001 compared to a benefit of $15,311,214 for the comparable period in 2000. Included in the 2001 expense was $196,574 in amortization of deferred stock-based compensation recognized as the result of the Company's issuance of stock options to employees at exercise prices less than the quoted market price on the grant date. In addition, stock-based compensation of $59,286 was recognized in connection with the Company's issuance of 72,523 options to non-employees in lieu of cash compensation. The remainder of the stock-based compensation expense was a $65,082 benefit recorded as a result of the effects of the decrease in the quoted market price of the Company's common stock and its affect on outstanding stock options accounted for as variable awards. The benefit recorded in 2000 was attributable to the decline in the market value of our common stock and its affect on SARs. See note 4 to the condensed consolidated financial statements.

     Excluding the non-cash effects of stock-based compensation, the loss from operations for the three months ended September 30, 2001 decreased $2,621,378 to $1,943,387 from $4,564,765 for comparable period in 2000 as a result of the above factors.

     Interest income decreased $289,420 to $94,681 for the three months ended September 30, 2001 compared to $384,101 for the three months ended September 30, 2000. The decrease is attributable to the use of the proceeds we received from the sales of common stock and the Convertible Preferred Stock, Series A in March, April and May 2000 in our operations and its effect on our interest bearing cash accounts as well as a decrease in the rate of return on our investments.

Results of Operations - Nine Months Ended September 20, 2001 and 2000

     Revenues for the nine months ended September 30, 2001 increased $282,820 to $286,389 compared with $3,569 for the comparable period in 2000. We recognized $250,135 from the sale of our Cachelink product and $36,254 from the sales of our Mangomind service. Sales of Cachelink under our July 13, 2000 Value Added Reseller Agreement with 3Com of $211,785 represented approximately 74% of our revenues for the nine-month period ended September 30, 2001. Customers representing 10% or more of our revenues for the nine-month period ended September 30, 2000 were IPEX Information Technology Group and Nokia Corporation (formerly Ramp Networks, Inc.) (approximately 32% and 17%, respectively). No other customer accounted for more than 10% of our sales for either period.

     Cost of software license revenues for the nine months ended September 30, 2001 consisted primarily of disk replication costs incurred in connection with our sales of Cachelink to 3Com. There were no such costs incurred in the nine-month period ended September 30, 2000.

     Cost of services for the nine months ended September 30, 2001 consisted primarily of managed storage service costs and the salaries and related personnel costs of our dedicated technical support and Mangomind operations teams. There were no such costs incurred in the six-month period ended September 30, 2000.

     Engineering and development expenses for the nine months ended September 30, 2001 decreased approximately 35% or $1,403,508 to $2,654,831 from $4,058,339 for the comparable period in 2000. The
decrease in engineering and development was primarily due to a decrease in our engineering and development personnel and its related effect on salaries and related personnel costs. A significant portion of our April 23, 2001 work force reduction was made to our engineering and development departments. The remainder of the decrease was attributable to various cost saving measures employed since the beginning of 2001.

     Other operating expenses including selling and marketing and general and administrative expenses for the nine months ended September 30, 2001 decreased approximately 6% or $345,087 to $5,210,007 from $5,555,094 for the comparable period in 2000. The decrease in these expenses is primarily attributable to our commitment to an aggressive cost savings plan in the beginning of 2001 that, in effect, curtailed our mass marketing and advertising campaigns that had begun in the third and fourth quarters of 2000.

     Stock-based compensation expense of $956,665 was recorded for the nine-month period ended September 30, 2001 compared to a benefit of $2,806,965 for the comparable period in 2000. The significant fluctuation in this expense is primarily attributable to the fluctuations in the market price of our common stock and the related impact on stock-based compensation recorded on employee stock options accounted for as variable awards. See note 4 to the condensed consolidated financial statements.

     Excluding the non-cash effects of stock-based compensation, the loss from operations for the nine months ended September 30, 2001 decreased $1,157,064 to $8,478,088 from $9,635,152 for comparable period in 2000 as a result of the above factors.

     Interest income decreased $323,302 to $459,734 for the nine months ended September 30, 2001 compared to $783,036 for the nine months ended September 30, 2000. The decrease is attributable to the use of the proceeds we received from the sale of common stock and the Convertible Preferred Stock, Series A in March, April and May 2000 in our operations and its effect on our interest bearing cash accounts as well as a decrease in the rate of return on our investments.

Financial Condition, Liquidity and Capital Resources

     We were formed in June 1995 and, since our formation, have raised approximately $74.2 million in gross proceeds as of September 30, 2001 through the private placement of debt and equity securities. Approximately $32.2 million of these proceeds were raised in 2000.

     In addition, we have, at times, depended upon bank debt, loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At September 30, 2001, approximately $1.4 million in additional financing was provided through accounts payable, accrued expenses and other trade credit.

     At September 30, 2001, we had a cash balance of approximately $8.9 million and working capital of approximately $7.8 million. Excluding our facility lease and other minor equipment leases, we do not have any long-term obligations.

     We are in the development stage, and to date, our product sales have provided a minor source of liquidity. From inception through September 30, 2001, we have generated approximately $630,000 in sales and incurred cumulative net losses of approximately $75.8 million.

     Effective April 23, 2001, we implemented an approximate 40% reduction in our work force due to adverse economic conditions and our need to conserve capital. We believe that this reduction was necessary to reduce our overhead and enable us to grow our business and position ourselves for greater long-term success. We incurred approximately $400,000, of which all but approximately $90,000 was paid as of September 30, 2001, in severance and other personnel related costs in connection with this action.

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



Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective immediately and SFAS No. 142 will be effective January 2002. The new standards are not expected to have a significant impact on our consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This standard establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and also resolves significant implementation issues related to Statement 121. This statement is effective on January 1, 2002. We are currently assessing, but have not yet determined, the impact of SFAS No. 144 on our financial position and results of operations.


Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating
Losses.

     Our current operations substantially commenced in May 1997. Accordingly, our prospects should be evaluated based on the expenses and operating results typically experienced by any early stage business. We have a history of substantial operating losses and an accumulated deficit of approximately $78.9 million as of September 30, 2001. For the nine months ended September 30, 2001 and the year ended December 31, 2000, our losses from operations, excluding the net effects of stock-based compensation, were $8.0 million and $13.9 million, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses and expect cumulative losses to increase substantially as our marketing, sales, and research and development efforts expand.

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

                          PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

   Exhibit
    Number                  Description of Exhibit

      2.1 Agreement and Plan of Merger by and among First American Clock Co., MangoSoft Corporation and MangoMerger Corp., dated as of August 27,1999. (1)
      3.1  Articles of Incorporation, as amended. (2)
      3.2  By-laws. (2)
       10 Lease of Westborough Office Park, Building Five, dated November 10, 1995. (3 )
       16  Letter on Change in Certifying Accountant. (4)
       21  Subsidiary of the Registrant. (2)
     99.1 1999 Incentive Compensation Plan, as amended and restated on May 1, 2000. (2)
     99.2 Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (2)
     99.3  Form of Warrant Agreement. (2)
     99.4 Value Added Reseller Agreement, dated July 14, 2000, between MangoSoft, Inc. and 3Com Corporation. (5)

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

November 8, 2001                   MANGOSOFT, INC.

                                   /s/  Robert E. Parsons
                                       ------------------
                                       Robert E. Parsons
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                        Officer)