Form 10KSB
period 2001-12-31
MANGOSOFT INC
filed 2002-03-29
CIK 947969

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934.
                    For the Fiscal Year Ended December 31, 2001

                                      or

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act
    of 1934.
                 For the Transition Period From      To

                        Commission File Number: 0-30781

                                MANGOSOFT, INC.
       (Exact name of small business issuer as specified in its charter)

                     Nevada                                 87-0543565
(State or other jurisdiction of incorporation or (IRS Employer Identification No.)
                 organization)

        1500 West Park Drive, Suite 190
                Westborough, MA                                01581
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

   State issuer's revenues for the most recent fiscal year:     $330,946

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $10,059,974. This amount reflects the average bid and ask price of the Company's common stock on the OTCBB on March 22, 2002.

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Common Stock           27,352,033 Shares
               $0.001 Par Value   (Outstanding on March 28, 2002)

================================================================================

                                MANGOSOFT, INC.

                             INDEX TO FORM 10-KSB

                                                                                                     Page
                                               PART I                                                ----
ITEM 1-- Description of Business....................................................................   3
ITEM 2-- Description of Property....................................................................   9
ITEM 3-- Legal Proceedings..........................................................................   9
ITEM 4-- Submission of Matters to a Vote of Security Holders........................................   9

                                              PART II
ITEM 5-- Market for Common Equity and Related Stockholder Matters...................................  10
ITEM 6-- Management's Discussion and Analysis of Financial Condition and Results of Operations......  11
ITEM 7-- Financial Statements.......................................................................  15
ITEM 8-- Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......  15

                                              PART III
ITEM 9-- Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a)
          of the Exchange Act.......................................................................  16
ITEM 10-- Executive Compensation....................................................................  17
ITEM 11-- Security Ownership of Certain Beneficial Owners and Management............................  17
ITEM 12-- Certain Relationships and Related Transactions............................................  18
ITEM 13-- Exhibits and Reports on Form 8-K..........................................................  18
Signatures..........................................................................................  19

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

(B) BUSINESS OF MANGOSOFT

GENERAL

   We develop Internet business software and services that improve the utility and effectiveness of Internet-based business applications. We develop, market and support software solutions to address the networking needs of small businesses, workgroups and large enterprises. We have leveraged our patented technology known as "Pooling" to develop our suite of software solutions. Pooling is a peer-to-peer clustering technology that utilizes the network and resources of client personal computers ("PCs") and workstations to deliver easy-to-use advanced software services. MangoSoft helps businesses gain a competitive advantage by improving collaboration with customers, partners and colleagues through smarter, faster Internet communications. We compete primarily with general technology suppliers such as Microsoft Corporation, Oracle Corporation and Novell, Inc., as well as emerging Internet collaboration companies such as Groove Networks, Inc. and eRoom Technology, Inc. We anticipate that we will encounter substantial competition from these companies as well as others entering the Internet storage and collaboration markets.

BUSINESS STRATEGY

   Our objective is to become the leading provider of secure, easy-to-use Internet-based storage and collaboration products and services. Our technology advances have enabled us to develop software tools that enable our customers to conduct business more efficiently. Our strategy is to leverage our patented technology to (a) advance our existing products and services; (b) establish more comprehensive distribution channels and business partnerships; and (c) productize our Multi-user Internet Drive ("Mangomind/SM/") service as a customer-hosted software product.

   We are exploring additional applications for our technology in today's marketplace. We are developing software products and services for use in the areas of wireless and handheld devices, web services and XML.

PRODUCTS

   MangoSoft has significant expertise in the areas of clustering and distributed systems technology. Our core technology includes our patented, peer-to-peer clustering technology, originally marketed as Pooling. This technology combines memory and disk resources of multiple systems on a network into a coherent shared resource, featuring an efficient distributed directory, dynamic data movement and data replication. We have applied for ten patents on our technology, five of which have been granted.

   MangoSoft creates software and services that make the Internet a better place for business. Our customers use Mangomind to easily and securely connect with remote colleagues, clients and partners around the world. In doing so, Mangomind enables its users to make smarter and faster business decisions. Mangomind provides the secure file sharing benefits of a virtual private network ("VPN") without additional hardware and configuration complexities.

   Cachelink(TM) is a software-based web-caching product that increases the delivery speed of Internet and Intranet content to end-users. Cachelink utilizes our peer-to-peer clustering technology to efficiently link together the individual browser caches of multiple systems on a LAN into an aggregated, super cache, resulting in much faster Internet access without the expense of a dedicated hardware caching appliance or server. It is a pure peer-to-peer architecture, including a completely decentralized directory.

   The Mangomind service is an adaptation of our patented Pooling technology that delivers an easy-to-use virtual file service for the Internet. Mangomind combines the familiarity of Windows applications with the power of the Internet to deliver a secure means for multiple users to access, share and store important business files. Mangomind provides the security of a VPN without the additional hardware and configuration complexities. This virtual file service is hosted by a leading provider of complex Internet services and provides the familiar interface of a shared network drive. The Mangomind service facilitates business-to-business communications using the following features:

    . Simultaneous, multi-user file access. Mangomind is the only Internet file-sharing service that allows multiple users in any location to simultaneously access and share files.

    . Online workgroup collaboration. Mangomind allows multiple users to collaborate online using Windows database applications commonly used in accounting, contact management, calendars, appointment scheduling and project management software packages.

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

MARKETING AND SALES

   Our marketing and sales strategy is multi-faceted and focuses on small to medium size companies as well as enterprise accounts. Our public relations efforts are geared towards generating publicity in trade press, business newspapers and other similar publications. We engage in direct marketing and sales activities and manage a reseller channel. Our internal marketing and sales efforts are made through a direct sales force that consists of both salaried and commissioned sales persons. In addition, we seek strategic relationships with business partners capable of rapidly expanding the distribution of our products and services in targeted industry segments.

   The success of our marketing and sales activities is dependent, among other things, on our ability to retain and attract qualified marketing and sales personnel, enter into qualified reselling agreements with value-added resellers ("VARs") and original equipment manufacturers ("OEMs") as well as the overall market perception of our products and services.

   We are employing varying marketing and sales strategies for our two offerings - the Mangomind service and the Cachelink product.

   Mangomind

   In January 2001, we commercially released our Mangomind service (version 1.5) to the business community. Since its original commercial release, the Mangomind service has been enhanced several times and is currently on version 3.0.

   We have identified financial services, consulting, manufacturing, healthcare, real estate and architecture as key vertical markets to focus our marketing of the Mangomind service. These industries are characterized by a high degree of interaction with workgroups outside their organization and their need for an efficient and secure means of file sharing and project collaboration. Our direct marketing programs are geared towards gaining visibility with business end users and Information Technology ("IT") managers across these key vertical markets. In addition to this general exposure, our marketing programs are designed to gain direct sales. We offer 15-day risk-free trials to participants responding to our marketing programs. These participants have become valuable prospects for our direct sales efforts.

   We continue to increase our selling efforts for the Mangomind service. We record modest recurring monthly revenues from the sale of the Mangomind service to small and medium size customers, which are primarily generated from our direct marketing programs. In 2001, we became committed to developing a channel for the Mangomind service and have hired a channel manager to develop these channels. We are now working with OEMs and Internet Service Providers ("ISPs") to purchase bulk Mangomind resources for resale.

   Our primary sales focus is the enterprise customer. Enterprise sales are lead-driven and generally require on-site product demonstrations. An enterprise customer will then enter into a pilot implementation and ultimately a full-scale deployment. Enterprise sales are a lengthy process and may take three to six months to close. We currently have three pilot enterprise implementations with a Fortune 100 insurance company, a Fortune 500 financial institution and a Fortune 500 manufacturer.

   Cachelink

   We believe that the success of our marketing and sales strategy for the Cachelink product is dependent, among other things, on the relationships we establish with OEMs and the channels we develop. In 2001, we concluded a value-added reseller agreement with 3Com Corporation. The majority of our revenues for the year ended December 31, 2001 were generated under the terms of this agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   We are currently seeking alternative channels to distribute the Cachelink product. We have targeted the educational market as the key vertical market for the Cachelink product. In addition, we believe that the Cachelink product will sell internationally. In 2001, we entered into a foreign distribution agreement with a Korean reseller.

PRODUCT SUPPORT

   We provide channel and technical support to our partners through Internet communication, electronic mail and a traditional telephone support line. We depend on our resellers to provide end-user support and troubleshooting. We maintain a specific reseller site on our web page that includes a frequently asked questions page and regularly updated support information. Analysis of support calls is used to improve and enhance both the product and the web site content.

   We provide our Mangomind customers with twenty-four hour customer support. Customer support is available through a dedicated telephone line, e-mail or via our web site.

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

EMPLOYEES

   As of December 31, 2001, we had 39 full-time employees. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be as successful in the future. None of our employees are subject to collective bargaining agreements.

RISK FACTORS

   An investment in our common stock is speculative and subject to a high degree of risk. You may lose money by investing in our common stock so only persons who can bear the risk of the loss of their entire investment should invest. Prospective investors should carefully consider the following factors in deciding whether to invest in our common stock.

We Have a Limited Operating History and Substantial Cumulative Operating Losses.

   We have a history of substantial operating losses and an accumulated deficit of approximately $81.1 million as of December 31, 2001. For the years ended December 31, 2001, 2000 and 1999, our losses from operations, excluding the net effects of stock-based compensation, were $10.5 million, $13.9 million and $7.1 million, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses and expect cumulative losses to increase substantially as we expand our marketing, sales and research and development efforts. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Our Performance Depends on Market Acceptance of Our Products.

   We expect to derive a substantial portion of our future revenues from the sales of Cachelink and Mangomind both of which are in the initial marketing phase. If markets for our products fail to develop, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

We Depend in Part on Strategic Marketing Relationships.

   We expect our future marketing efforts will focus in part on developing business relationships with technology companies that seek to augment their businesses by offering our products to their customers. Our inability to enter into and retain strategic relationships, or the inability of such technology companies to effectively market our products, could materially and adversely affect our business, operating results and financial condition.

There May Be Limited Liquidity in Our Common Stock and Its Price May Be Subject to Fluctuation.

   Our common stock is currently traded on the OTC Bulletin Board and there is only a limited market for our common stock. We can provide no assurances that we will be able to have our common stock listed on an exchange or quoted on Nasdaq or that it will continue to be quoted on the OTC Bulletin Board. If there is no trading market for our common stock, the market price of our common stock will be materially and adversely affected.

SEC Rules Concerning Sales of Low-Priced Securities May Hinder Re-Sales of Our Common Stock

   Because our common stock has a market price that is less than five dollars per share, our common stock is not listed on an exchange or quoted on Nasdaq and is traded on the OTC Bulletin Board. Brokers and dealers who handle trades in our common stock are subject to certain SEC disclosure rules when effecting trades in our common stock, including disclosure of the following: the bid and offer prices of our common stock, the compensation of the brokerage firm and the salesperson handling a trade and legal remedies available to the buyer. These requirements may hinder re-sales of our common stock and may adversely affect the market price of our common stock.

Rapidly Changing Technology and Substantial Competition May Adversely Affect Our Business.

   Our business is subject to rapid changes in technology. We can provide no assurances that research and development by competitors will not render our technology obsolete or uncompetitive. We compete with a number of computer hardware and software design companies that have technologies and products similar to those offered by us and have greater resources, including more extensive research and development, marketing and capital than us. We can provide no assurances that we will be successful in marketing our existing products and developing and marketing new products in such a manner as to be effective against our competition. If our technology is rendered obsolete or we are unable to compete effectively, our business, operating results and financial condition will be materially and adversely affected.

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

Our Success Depends on Key Personnel.

   Our success is dependent upon the efforts of our senior management personnel. The loss of members of our senior management group could have a material and adverse impact on our business. In addition, competition for qualified personnel in the computer software industry is intense, and we can provide no assurances that we will be able to retain existing personnel or attract and retain additional qualified personnel necessary for the development of our business. Our inability to attract and retain such personnel would have a material and adverse effect on our business, financial condition and results of operations.

  Defects in Our Software Products May Adversely Affect Our Business.

   Complex software such as the software developed by MangoSoft may contain defects when introduced and also when updates and new versions are released. Our introduction of software with defects or quality problems may result in adverse publicity, product returns, reduced orders, uncollectible or delayed accounts receivable, product redevelopment costs, loss of or delay in market acceptance of our products or claims by customers or others against us. Such problems or claims may have a material and adverse effect on our business, financial condition and results of operations.

ITEM 2.  DESCRIPTION OF PROPERTY

   Our engineering and development, sales and marketing, customer support and administrative offices are located in Westborough, Massachusetts, and consist of approximately 14,000 square feet of office space under a lease expiring on August 31, 2003. Our offices are leased from Westborough Five, an independent, third party lessor. In January 2002, we restructured our facility lease to eliminate approximately 14,000 square feet from our lease agreement. As a condition of this facility lease restructuring, we are obligated to make advanced lease payments to our lessor and contribute a portion of necessary build out costs (approximately $130,000). Under this amended lease agreement, our 2002 base facility rent will decrease from $704,000 to $429,000.

   The total rent expense on this facility in 2001 was approximately $704,000. Our offices currently in use have the capacity to accommodate approximately 45 employees.

ITEM 3.  LEGAL PROCEEDINGS

   There are no material pending legal proceedings, other than the routine litigation occurring in the normal course of operations, to which we are party or of which any of our properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

   No matters were submitted during the fourth quarter of the year ended December 31, 2001 to a vote of our security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(A) Market Information

   As of December 31, 2001, we had a total of 27,002,033 shares of common stock issued and outstanding. We first registered the majority of our outstanding common stock on Form SB-2, Commission File No. 333-41886, which became effective on November 28, 2000. On August 31, 2001, we amended that registration statement on Form S-2, which became effective on September 17, 2001.

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

                          2001            High   Low
                          ----           ------ -----
                          First Quarter. $ 2.84 $0.78
                          Second Quarter   1.58  0.58
                          Third Quarter.   1.23  0.37
                          Fourth Quarter   1.01  0.40

                          2000            High   Low
                          ----           ------ -----
                          First Quarter. $28.00 $8.13
                          Second Quarter  19.25  6.25
                          Third Quarter.  18.38  4.06
                          Fourth Quarter   8.13  0.97

   On March 22, 2002, the last reported sale price of our common stock on the OTCBB was $0.48 per share.

(B) Holders

   As of March 22, 2002, there were approximately 380 holders of record of our common stock. This number does not include stockholders for whom shares were held in a "nominee" or "street name."

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

   Mangomind is a multi-user, business-oriented, peer-to-peer file sharing service, allowing individual users to collaborate over the Internet across organizational boundaries in a safe and secure manner. The architecture is a blend of the manageability of client/server with the autonomy, clustering, and caching optimizations of peer-to-peer. The user experience is one of easy file sharing with colleagues through what looks like an ordinary LAN shared drive. Mangomind provides the secure file sharing benefits of a VPN without additional hardware and configuration complexities.

   Cachelink is a peer-to-peer clustered web cache. Cachelink utilizes our peer-to-peer clustering technology to efficiently link together the individual browser caches of multiple systems on a LAN into an aggregated "super cache," resulting in much faster Internet access without the expense of a dedicated hardware caching appliance or server. Cachelink is a pure peer-to-peer architecture, including a completely decentralized directory. The product is self-configuring and self-healing from any number of system failures.

CRITICAL ACCOUNTING POLICIES

   Our accounting policies are fully described in Note 2 to our consolidated financial statements. The following describes the application of accounting principles that have significant impact on our consolidated financial statements:

   Revenue Recognition--The majority of our revenues from current operations are derived from sales of our Cachelink product, for which sales under our July 13, 2000 Value Added Reseller Agreement with 3Com Corporation ("3Com") have amounted to approximately $212,000 in 2001 and $45,000 in 2000. We recognize revenue generated from the sale of Cachelink when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. We concluded this agreement with 3Com in 2001. We began marketing and selling our Mangomind service to professional service organizations and other business organizations in January 2001 and have generated approximately $81,000 in revenues to date. We recognize revenue generated from the sale of the Mangomind service as the service is provided.

   In February 2002, we executed a purchase and sale agreement with FleetBoston Financial Corporation ("FleetBoston") whereby we acquired FleetBoston's fileTRUST/SM/ online data storage service and related assets for approximately $175,000 in cash, 350,000 shares of our common stock and 150,000 warrants to purchase our common stock at $0.53 per share. We have entered into a two-year enterprise license agreement with FleetBoston's for their continued use of fileTRUST. In addition, FleetBoston will continue marketing fileTRUST on our behalf. We will recognize revenue generated from the sale of the fileTRUST service as the service is provided.

   Stock-based Compensation--As part of our compensation programs offered to our employees, we grant stock options. In addition, we have engaged third-party consultants and advisors and have compensated them in the form of stock options. Compensation for stock options issued to employees is generally measured as the difference between the exercise price of the options granted and the fair value of our common stock on the date of grant. Compensation for stock options issued to third-party consultants and advisors is measured at the fair value on the date of grant, determined using the Black-Scholes valuation model. Because of the cashless exercise feature of the stock options granted in 1999 and the repricing of options granted in 2000, we are required to remeasure the compensation related to these awards at each reporting date. As the quoted market price of our common stock fluctuates, our reported operating expenses will continue to fluctuate. These fluctuations can be significant.

   Deferred Taxation--Because of the significant operating losses incurred and projected future operating losses, we have provided a full valuation allowance against the deferred tax assets created by our net operating loss carryforwards.

COSTS AND EXPENSES

   Cost of software license revenues and cost of services--Cost of software license revenues primarily consist of disk replication costs and other costs we incur in connection with sales of Cachelink. Cost of services consist solely of the expenses we incur to administer the Mangomind service. These expenses consist primarily of salaries and related personnel costs, the cost of our outsourced data center, and the license royalties we pay to our e-security software provider for the encryption used in the Mangomind service.

   Engineering and Development Expenses--Engineering and development expenses consist primarily of salaries and related personnel costs and other costs related to the design, development, testing, deployment and enhancement of our products and services. We have expensed our engineering and development costs as incurred. The engineering, research and development we perform is essential to providing the most robust, reliable and secure products and services to our end customers to meet their requirements and those of a changing market.

   Other Operating Expenses--Selling and marketing expenses consist primarily of salaries and related personnel costs and additional costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation.

   Reduction in Force--Effective April 23, 2001, we implemented an approximate 40% reduction in our work force due to adverse economic conditions and our need to conserve capital. We believe that this reduction was necessary to reduce our overhead and enable us to position ourselves for greater long-term success. We incurred approximately $400,000 in severance and other personnel related costs in connection with this action. Of this total, approximately $205,000 was charged to engineering and development expenses, $175,000 was charged to general and administrative expenses and $20,000 was charged to selling and marketing expenses. At December 31, 2001, all but approximately $50,000 of these expenses was fully paid.

RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 2001 AND 2000

   Revenue increased $270,408 from $60,538 in 2000 to $330,946 in 2001, an increase of approximately 447%. We recognized $250,285 from the sale of the Cachelink product and $80,661 from the sale of the Mangomind service. In 2000, all of our revenues were generated from the sale of Cachelink; Mangomind was not made commercially available until January 2001. The increase in revenues was primarily attributable to the revenue we generated for the sale of Cachelink under our agreement with 3Com. As a percentage of revenue, sales of Cachelink to 3Com amounted to approximately 64% of our revenues. In 2000, our largest customers included 3Com and Premio Computer, Inc., which represented 74% and 18% of our revenues, respectively. No other customer represented 10% or more of revenue in either period.

   Cost of software license revenues represents the disk replication costs we incurred in connection with our sales of Cachelink under an agreement with 3Com. Cost of software license revenues increased $28,056 from $8,955 in 2000 to $37,011 in 2001. This increase is consistent with the overall increase in Cachelink sales made under this agreement.

   Cost of services for the year ended December 31, 2001 consisted primarily of managed storage service costs and the salaries and related personnel costs of our dedicated technical support on Mangomind operations teams. There were no such costs incurred in 2000 as the Mangomind service was not made available commercially until 2001.

   Engineering and development expenses decreased approximately 41% or $2,273,941 from $5,513,467 in 2000 to $3,239,526 in 2001. The decrease in engineering and development expenses was primarily attributable to a decrease in our engineering and development personnel headcount and its related effect on salaries and related personnel costs. A significant portion of our April 23, 2001 work force reduction was made to our engineering and development departments.

   Other operating expenses including selling and marketing and general and administrative expenses decreased approximately 22% or $1,830,679 to $6,443,179 in 2001 from $8,273,858 in 2000. The decrease in other operating expenses is primarily attributable to our commitment to an aggressive cost savings plan that began in early 2001 that, in effect, curtailed our mass marketing and advertising campaigns that had begun in the third quarter of 2000.

   Stock-based compensation expense of $1,177,824 was recorded in 2001 compared to a benefit of $15,098,350 in 2000. The significant fluctuation in this expense is attributable to the fluctuations in the market price of our common stock and the related effect on stock-based compensation recorded in employee stock options accounted for as variable awards. See Note 6 to the consolidated financial statements.

   Excluding the effects of stock-based compensation, our loss from operations decreased approximately 24% or $3,351,010 to $10,546,020 in 2001 from $13,897,030 in 2000 as a result of the above factors.

   Interest income decreased $592,485 to $510,389 in 2001 compared to $1,102,874 in 2000. The decrease was attributable to the reduced balances of our interest-bearing cash accounts as a result of our use of cash in operations as well as a decrease in the rate of return on our investments in 2001 as compared to 2000.

RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 2000 AND 1999

   Revenue increased $23,331 from $37,207 in 1999 to $60,538 in 2000, an increase of approximately 63%. The increase was attributable principally to the commercial release of Cachelink 3.0. All of our 2000 revenues were the result of Cachelink sales, while in 1999, all of our revenues were generated from the sale of the Medley product, which we have since discontinued. As a percentage of revenue, our largest customers in 2000 included 3Com and Premio Computer, Inc., which represented approximately 74% and 18% of our net revenues, respectively. In 1999, Hitachi, Ltd. was the only customer that represented more than 10% or our net revenues. No other customer represented 10% or more of revenue in either period.

   Cost of revenues increased to $8,955 from $363 in 1999. The 2000 cost of sales represented disk replication costs incurred in connection with our sales to 3Com.

   Engineering and development expenses increased approximately 25% or $1,092,564 to $5,513,467 in 2000 from $4,420,903 in 1999. The increase in engineering and development expenses was primarily attributable to our on-going development of the Mangomind service.

   Other operating expenses including selling and marketing and general and administrative expenses increased approximately 215% or $5,650,970 to $8,273,858 in 2000 from $2,622,888 in 1999. The increase in other operating expenses was primarily attributable to (i) our increased selling and marketing activities, which included a mass marketing campaign, (ii) an increase in general and administrative staff and (iii) an increase in professional fees associated with the registration of the majority of our common stock.

   We recorded a stock-based compensation benefit of $15,098,350 in 2000 compared to an expense of $20,734,695 in 1999. The significant fluctuation in this expense is attributable to the fluctuations in the market price of our common stock and the related effect on stock-based compensation recorded in employee stock options accounted for as variable awards. See Note 6 to the consolidated financial statements.

   Excluding the effects of stock-based compensation, our loss from operations increased approximately 97% or $6,825,195 to $13,897,030 in 2000 from $7,071,835 in 1999 as a result of the above factors.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   We were formed in June 1995 and since our formation have raised approximately $74.2 million in financing from private placements of debt and equity securities. The table below summarizes our financing activities:

                                                                                       Aggregate Proceeds
      Date                                    Description                                (in millions)
      ----                                    -----------                              ------------------
  August 1995    MangoSoft Corporation Series A Convertible Preferred Stock...........       $ 1.5
 December 1995   MangoSoft Corporation Series B Convertible Preferred Stock...........         2.0
   June 1996     MangoSoft Corporation Series C Redeemable Convertible Preferred
                   Stock..............................................................         9.0
   April 1997    MangoSoft Corporation Series D Redeemable Convertible Preferred
                   Stock..............................................................         6.4
 December 1997   MangoSoft Corporation Series E Redeemable Convertible Preferred
                   Stock..............................................................        13.1
  October 1998   MangoSoft Corporation Demand Notes Issued to Related Parties.........         2.0
 February 1999   MangoSoft Corporation 12% Convertible Notes..........................         4.0
 September 1999  MangoSoft, Inc. Common Stock.........................................         3.8
 December 1999   MangoSoft, Inc. Demand Notes Issued to Related Parties...............         0.2
   March 2000    MangoSoft, Inc. Series A Preferred Stock (subsequently converted into
                   Common Stock)......................................................        10.0
March/April 2000 MangoSoft, Inc. Common Stock.........................................        21.0
    May 2000     MangoSoft, Inc. Common Stock.........................................         1.2
                                                                                             -----
                 Total................................................................       $74.2
                                                                                             =====

   In addition to the financing we received through the sale of our securities, we have, at times, depended on bank debt, loans from stockholders and directors and credit from suppliers to meet our interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At December 31, 2001, approximately $1.2 million in additional financing was provided through accounts payables, accrued expenses and other trade credit.

   At December 31, 2001, we had a cash balance of approximately $6.9 million and working capital of approximately $5.9 million. Excluding our facility lease and other minor equipment leases, we do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 8 to our consolidated financial statements.

   Capital expenditures amounted to approximately $0.3 million in 2001 and pertained primarily to the purchase of computer hardware, software and communications equipment for our outsourced data center and customer support infrastructure.

   During the year ended December 31, 2001, we emerged from the development stage when we began recording commercial sales on both our Cachelink product and Mangomind service.

   We intend to complete a private placement during 2002. Based upon our current forecasted expense and cash flows, we believe this financing will be adequate to fund continuing operations. However, we can provide no assurances that we will be able to obtain this additional financing to meet our future needs.

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

ITEM 7.  FINANCIAL STATEMENTS

   Our consolidated financial statements and related notes, which are attached to this Annual Report on Form 10-KSB beginning on page 23, are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   Set forth below is a list of our directors and executive officers and their principal occupations for the past five years. All of our officers provide services to the Company on a full-time basis.

   Name                Age Position
   ----                --- --------
   Dale Vincent        57  Director, President and Chief Executive Officer
   Paul C. O'Brien (1) 62  Director and Non-Executive Chairman
   Tony Coelho (1)     58  Director
   Dr. Ira Goldstein   53  Director
   Dr. Nick Tredennick 55  Director
   Selig Zises         59  Director
   Donald A. Gaubatz   57  Senior Vice President and Chief Operating Officer
   Scott H. Davis      44  Vice President and Chief Technology Officer
   Robert E. Parsons   51  Vice President and Chief Financial Officer

--------
(1)Member of the Audit Committee and the Compensation Committee.

   Dale Vincent was appointed President, Chief Executive Officer and elected a Director following the Merger in September 1999. Previously, he served as the Chief Executive Officer of MangoSoft Corporation since May 1999, as its Chief Financial Officer from September 1998 to May 1999, and as a Director of MangoSoft Corporation since July 1995. Mr. Vincent has over 25 years of senior financial and business management experience, with the last 10 years developing and funding companies in the software industry. Since April 1990, Mr. Vincent has served as a Managing Director of ACAP, a private investment company, the general partner of Associated Capital L.P., a private investment company, and consults with Associated Capital L.P with respect to its investment and marketing activities. He has also served as a Director of MaMaMedia Inc. since 1996.

   Paul C. O'Brien was elected a Director and Non-Executive Chairman following the Merger in September 1999. He previously served MangoSoft Corporation in the same capacity from June 1999 to September 1999. Mr. O'Brien has over 30 years experience in the telecommunications industry. He has been the President of Pan-Asia Development, an investment firm concentrating on Asian ventures, since 1995. In December 1994, Mr. O'Brien founded The O'Brien Group, Inc., a telecommunications investment and consulting firm that provides pro bono consulting services for a wide variety of non-profit organizations concentrating on fund-raising and public policy issues. Prior to founding his firm, he was employed by New England Telephone where he was appointed President and Chief Executive Officer in 1988 and Chairman of the Board in 1993. Mr. O'Brien serves as a Director of NETOPTIK and Renaissance Worldwide, and is non-executive Chairman of the Board of View Tech and Cambridge Neuroscience. He is also a Director of several private companies.

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

   Dr. Ira Goldstein was elected a Director following the Merger in September 1999. He previously served MangoSoft Corporation in the same capacity from June 1999 to September 1999. Dr. Goldstein has been the Chief Scientist at the LaserJet Imaging Division of Hewlett-Packard Company ("HP") for the past three years. Prior to his current position, he served HP as Chief Technology Officer for two years. Previously, he managed a research center at HP Laboratories and various product divisions in the areas of software development, networking, imaging and security.

   Dr. Nick Tredennick was elected a Director in February 2000. He previously served on the MangoSoft Corporation Board of Advisors since the Merger. Dr. Tredennick has served as President of Tredennick, Inc., a technical consulting company, since 1989. He served as Chief Scientist for Altera and currently serves as Chief Scientist for QuickSilver Technology. Dr. Tredennick holds nine patents in microprocessor logic design and reconfigurable computing. Dr. Tredennick was named a Fellow of the IEEE for his contributions in microprocessor design and recently was nominated as an IEEE representative to the Engineering Accreditation Commission. Dr. Tredennick is on the Board of Directors of OpenReach.

   Selig Zises was elected a Director following the Merger in September 1999. He previously served MangoSoft Corporation in the same capacity from July 1995 to September 1999. Mr. Zises has served as a Managing Director and Treasurer of ACAP, Inc., the general partner of Associated Capital L.P. since April 1990. In this capacity, he consults with Associated Capital L.P. with respect to its trading and investment activities. He was a co-founder of Integrated Resources, Inc. and served as its Chairman and Chief Executive Officer from 1969 through early 1989. Mr. Zises is the Chairman of the Board of Associated Venture Management, a venture capital and merchant-banking firm.

   Dr. Donald A. Gaubatz was appointed Senior Vice President and Chief Operating Officer in January 2000. He previously served on the Board of Advisors since the Merger. Previously, Dr. Gaubatz was an independent investor and consultant, working with development stage companies in the fields of video, optical and wireless networking. From 1978 to 1994, Dr. Gaubatz held numerous positions at Digital Equipment Corporation.

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

   Robert E. Parsons was appointed Vice President and Chief Financial Officer following the Merger in September 1999. He previously served MangoSoft Corporation in the same capacity since August 1999. From 1992 through August 1999, he was employed by Advanced Modular Solutions, Inc., a privately held technology company that develops networked client/server computing systems, high availability/fault tolerant computing systems, network attached storage systems and fully integrated streaming video solutions. He served Advanced Modular Solutions, Inc. as its Chief Financial Officer from 1997 to August 1999, as Director of Manufacturing during 1996 and 1997, and as Controller from 1992 to 1996.

Additional Information

   Additional information required by this item is incorporated by reference to the information set forth in the Proxy Statement for our 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2001.

ITEM 10.  EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference to the information set forth in the Proxy Statement for our 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference to the information set forth in the Proxy Statement for our 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference to the information set forth in the Proxy Statement for our 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2001.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


Exhibit
Number  Description of Exhibit
------  ----------------------
 2.1    Agreement and Plan of Merger by and among First American Clock Co., MangoSoft Corporation and MangoMerger Corp., dated as of August 27,1999. (1)
 3.1    Articles of Incorporation, as amended. (2)
 3.2    By-laws. (2)
 10     Lease of Westborough Office Park, Building Five, dated November 10, 1995. (3)
 16     Letter on Change in Certifying Accountant. (4)
 21     Subsidiary of the Registrant. (2)
 23.1   Consent of Deloitte & Touche.
 99.1   1999 Incentive Compensation Plan, as amended and restated on May 1, 2000. (1)
 99.2   Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (1)
 99.3   Form of Warrant Agreement. (1)
 99.4   Value Added Reseller Agreement, dated July 14, 2000, between MangoSoft, Inc. and 3Com
        Corporation. (5)

--------
(1)Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.

(2)Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby incorporated by reference thereto.

(3)Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.

(4)Filed as an exhibit to our Current Report on Form 8-K/A for an event dated January 11, 2000 and hereby incorporated by reference thereto.

(5)Filed as an exhibit to our Registration Statement on Form 10-SB/A, filed August 30, 2000, and hereby incorporated by reference thereto.

                                  SIGNATURES

   In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-KSB and authorized this Annual Report to be signed on its behalf by the undersigned, in Westborough, Massachusetts, on the 29/th/ day of March 2002.

                                          MANGOSOFT, INC.

                                          By:
                                                   /S/  ROBERT E. PARSONS
                                             ----------------------------------
                                                     Robert E. Parsons
                                             Vice President and Chief Financial
                                                          Officer
                                                 (chief accounting officer)

   In accordance with the requirements of the Securities Act of 1933, this Annual Report has been signed by the following persons in the capacities and on the dates stated:

         Signature                         Title                      Date
         ---------                         -----                      ----
    /S/   DALE VINCENT     President and Chief Executive         March 29, 2002
 -------------------------
       Dale Vincent        Officer (Principal executive officer)

  /S/   ROBERT E. PARSONS  Vice President and Chief Financial    March 29, 2002
 -------------------------
     Robert E. Parsons     Officer (Principal financial and
                           accounting officer)

     /S/   TONY COELHO     Director                              March 29, 2002
 -------------------------
        Tony Coelho

  /S/   DR. IRA GOLDSTEIN  Director                              March 29, 2002
 -------------------------
     Dr. Ira Goldstein

   /S/   PAUL C. O'BRIEN   Director                              March 29, 2002
 -------------------------
      Paul C. O'Brien

 /S/   DR. NICK TREDENNICK Director                              March 29, 2002
 -------------------------
    Dr. Nick Tredennick

     /S/   SELIG ZISES     Director                              March 29, 2002
 -------------------------
        Selig Zises

                        MANGOSOFT, INC. AND SUBSIDIARY

                         INDEX TO FINANCIAL STATEMENTS

                                                                                           Page
                                                                                           ----
Independent Auditors' Report..............................................................  21
Consolidated Balance Sheets as of December 31, 2001 and 2000..............................  22
Consolidated Statements of Operations For The Years Ended December 31, 2001, 2000 and 1999  23
Consolidated Statements of Stockholders' Equity (Deficiency) For The Years Ended
  December 31, 2001, 2000 and 1999........................................................  24
Consolidated Statements of Cash Flows For The Years Ended December 31, 2001, 2000 and 1999  26
Notes to Consolidated Financial Statements................................................  27

                         INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of MangoSoft, Inc.:

We have audited the accompanying consolidated balance sheets of MangoSoft, Inc. and subsidiary (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of MangoSoft, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 22, 2002

                        MANGOSOFT, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,
                                                                            --------------------------
                                                                                2001          2000
                                                                            ------------  ------------
ASSETS
Current Assets:
 Cash and cash equivalents................................................. $  6,911,906  $ 17,354,025
 Accounts receivable.......................................................       41,925        10,639
 Prepaid expenses and other current assets.................................      199,653       155,445
                                                                            ------------  ------------
   Total current assets....................................................    7,153,484    17,520,109
Property and Equipment - Net...............................................      875,533     1,164,916
Other Assets...............................................................        2,400         2,400
                                                                            ------------  ------------
       Total............................................................... $  8,031,417  $ 18,687,425
                                                                            ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accrued expenses to related parties....................................... $      6,985  $     10,000
 Accounts payable..........................................................      765,934     1,285,614
 Accrued compensation......................................................      309,426       286,552
 Other accrued expenses....................................................      141,624       228,955
 Deferred revenue..........................................................       13,059        55,000
                                                                            ------------  ------------
   Total current liabilities...............................................    1,237,028     1,866,121
                                                                            ------------  ------------
Commitments and Contingencies (Note 8)
Stockholders' Equity:
 Preferred stock--$0.001 par value; authorized, 5,000,000 shares;
   issued and outstanding, none............................................           --            --
 Common stock--$0.001 par value; authorized, 100,000,000 shares; issued and
   outstanding, 27,002,033 shares in 2001 and 26,956,842 shares in 2000....       27,002        26,957
 Additional paid-in capital................................................   89,560,431    90,431,502
 Deferred compensation.....................................................   (1,678,303)   (3,735,869)
 Accumulated deficit.......................................................  (81,114,741)  (69,901,286)
                                                                            ------------  ------------
   Total stockholders' equity..............................................    6,794,389    16,821,304
                                                                            ------------  ------------
       Total............................................................... $  8,031,417  $ 18,687,425
                                                                            ============  ============


              See notes to the consolidated financial statements.

                        MANGOSOFT, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Year Ended December 31,
                                                        ----------------------------------------
                                                            2001               2000               1999
                                                        ------------       ------------       ------------
Software license revenues.............................. $    250,285       $     60,538       $     37,207
Service revenues.......................................       80,661                 --                 --
                                                        ------------       ------------       ------------
       Total revenues..................................      330,946             60,538             37,207
Costs and expenses:
   Cost of software license revenues...................       37,011              8,955                363
   Cost of services (1)................................    1,037,765                 --                 --
   Engineering and development (1).....................    3,239,526          5,513,467          4,420,903
   Selling and marketing (1)...........................    1,944,196          3,546,272            412,842
   General and administrative (1)......................    4,498,983          4,727,586          2,210,046
   Stock-based compensation expense....................    1,177,824        (15,098,350)        20,734,695
   Consulting fees paid to related parties.............      119,485            161,288             64,888
                                                        ------------       ------------       ------------
       (Loss) income from operations...................  (11,723,844)         1,201,320        (27,806,530)
Interest income........................................      510,389          1,102,874             13,542
Interest expense (2)...................................           --             10,224          5,228,657
                                                        ------------       ------------       ------------
Net (loss) income......................................  (11,213,455)         2,293,970        (33,021,645)
Accretion of preferred stock...........................           --          9,627,147          1,884,923
                                                        ------------       ------------       ------------
Net loss applicable to common stockholders............. $(11,213,455)      $ (7,333,177)      $(34,906,568)
                                                        ============       ============       ============
Net loss per share applicable to common stockholders -
  basic and diluted.................................... $      (0.42)      $      (0.29)      $      (5.44)
Weighted average shares outstanding - basic and diluted   26,970,377         25,045,079          6,414,178
--------
(1)  Excludes stock-based compensation expense as follows:
     Cost of services.................................. $     71,492       $         --       $         --
     Engineering and development.......................      334,192         (9,150,884)        10,085,922
     Selling and marketing.............................      208,360           (606,575)         1,303,333
     General and administrative........................      563,780         (5,340,891)         9,345,440
                                                        ------------       ------------       ------------
                                                        $  1,177,824       $(15,098,350)      $ 20,734,695
                                                        ============       ============       ============

(2)Includes $4,860,000 in interest relating to a beneficial conversion feature in 1999; $3,027,375 pertained to related parties and $1,832,625 pertained to unrelated third parties.


              See notes to the consolidated financial statements.

                        MANGOSOFT, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                            Convertible         Convertible
                                                         Preferred Stock,     Preferred Stock,
                                                             Series A             Series B          Common Stock
                                                       --------------------  -----------------  -------------------

                                                         Shares     Amount    Shares   Amount     Shares    Amount
                                                       ----------  --------  --------  -------  ----------  -------
Balance, January 1, 1998..............................  2,250,000  $ 22,500   750,002  $ 7,500     761,250  $   761
Accretion of redeemable preferred stock...............         --        --        --       --          --       --
Purchase and retirement of common stock from related
 party at $0.50 per share.............................         --        --        --       --    (200,000)    (200)
Adjustment to reflect the exchange of common stock in
 connection with the reverse merger, at $0.001 par
 value................................................         --        --        --       --    (460,381)    (460)
Issuance of common stock in exchange for preferred
 stock................................................ (2,250,000)  (22,500) (750,002)  (7,500)  5,908,129    5,908
Conversion of 12% senior secured convertible notes
 payable and related accrued interest at $0.71 per
 share................................................         --        --        --       --   9,000,000    9,000
Beneficial conversion feature of 12% convertible notes         --        --        --       --          --       --
Common stock held by First American Clock Co.
 shareholders, converted into $0.001 par value
 common stock.........................................         --        --        --       --   1,575,000    1,575
Issuance of common stock to placement agent, valued at
 $1.25 per share......................................         --        --        --       --     300,000      300
Issuance of common stock at $1.25 per share, net of
 $651,173 in offering costs...........................         --        --        --       --   3,000,000    3,000
Stock-based compensation..............................         --        --        --       --      40,129       40
Net loss..............................................         --        --        --       --          --       --
                                                       ----------  --------  --------  -------  ----------  -------
Balance, December 31, 1999............................         --        --        --       --  19,924,127   19,924
                                                       ----------  --------  --------  -------  ----------  -------
Issuance of convertible preferred stock, Series A at
 $4.00 per share, net of $947,129 in issuance costs...  2,500,000     2,500        --       --          --       --
Conversion of accounts payable at various prices
 ranging from $5.00 to $8.00 per share................         --        --        --       --      71,500       72
Issuance of common stock at prices ranging from $4.00
 to $5.00 per share, net of $44,000 in issuance costs.         --        --        --       --   4,386,222    4,386
Conversion of preferred stock to common stock......... (2,500,000)   (2,500)       --       --   2,500,000    2,500
Stock options exercised...............................         --        --        --       --      41,200       41
Stock-based compensation (benefit)....................         --        --        --       --      33,793       34
Net income............................................         --        --        --       --          --       --
                                                       ----------  --------  --------  -------  ----------  -------
Balance, December 31, 2000............................         --  $     --        --  $    --  26,956,842  $26,957
                                                       ----------  --------  --------  -------  ----------  -------



                                                        Additional
                                                         Paid-In       Deferred   Accumulated
                                                         Capital     Compensation   Deficit        Total
                                                       ------------  ------------ ------------  ------------
Balance, January 1, 1998.............................. $         --  $        --  $(37,288,688) $(37,257,927)
Accretion of redeemable preferred stock...............           --           --    (1,884,923)   (1,884,923)
Purchase and retirement of common stock from related
 party at $0.50 per share.............................      (99,800)          --            --      (100,000)
Adjustment to reflect the exchange of common stock in
 connection with the reverse merger, at $0.001 par
 value................................................          460           --            --            --
Issuance of common stock in exchange for preferred
 stock................................................   33,872,709           --            --    33,848,617
Conversion of 12% senior secured convertible notes
 payable and related accrued interest at $0.71 per
 share................................................    6,368,409           --            --     6,377,409
Beneficial conversion feature of 12% convertible notes    4,860,000           --            --     4,860,000
Common stock held by First American Clock Co.
 shareholders, converted into $0.001 par value
 common stock.........................................       (1,575)          --            --            --
Issuance of common stock to placement agent, valued at
 $1.25 per share......................................      374,700           --            --       375,000
Issuance of common stock at $1.25 per share, net of
 $651,173 in offering costs...........................    3,095,827           --            --     3,098,827
Stock-based compensation..............................   23,714,998   (2,980,343)           --    20,734,695
Net loss..............................................           --           --   (33,021,645)  (33,021,645)
                                                       ------------  -----------  ------------  ------------
Balance, December 31, 1999............................   72,185,728   (2,980,343)  (72,195,256)   (2,969,947)
                                                       ------------  -----------  ------------  ------------
Issuance of convertible preferred stock, Series A at
 $4.00 per share, net of $947,129 in issuance costs...    9,761,600           --            --     9,764,100
Conversion of accounts payable at various prices
 ranging from $5.00 to $8.00 per share................      329,928           --            --       330,000
Issuance of common stock at prices ranging from $4.00
 to $5.00 per share, net of $44,000 in issuance costs.   22,376,895           --            --    22,381,281
Conversion of preferred stock to common stock.........           --           --            --            --
Stock options exercised...............................      120,209           --            --       120,250
Stock-based compensation (benefit)....................  (14,342,858)    (755,526)           --   (15,098,350)
Net income............................................           --           --     2,293,970     2,293,970
                                                       ------------  -----------  ------------  ------------
Balance, December 31, 2000............................ $ 90,431,502  $(3,735,869) $(69,901,286) $ 16,821,304
                                                       ------------  -----------  ------------  ------------

 Consolidated Statement of Stockholders' Equity (Deficiency) continued on next page

                        MANGOSOFT, INC. AND SUBSIDIARY


         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                             Convertible      Convertible
                           Preferred Stock, Preferred Stock,
                               Series A         Series B        Common Stock
                           ---------------- ---------------- ------------------
                                                                                Additional
                                                                                 Paid-In       Deferred   Accumulated
                           Shares   Amount  Shares   Amount    Shares   Amount   Capital     Compensation   Deficit
                           ------  -------  ------  -------  ---------- ------- -----------  ------------ ------------
Balance, December 31, 2000   --    $    --    --    $    --  26,956,842 $26,957 $90,431,502  $(3,735,869) $(69,901,286)
 Stock options exercised..   --         --    --         --      45,191      45       8,671           --            --
 Stock-based
   compensation...........   --         --    --         --          --      --    (879,742)   2,057,566            --
 Net loss.................   --         --    --         --          --      --          --           --   (11,213,455)
                             --    -------    --    -------  ---------- ------- -----------  -----------  ------------
Balance,
  December 31, 2001.......   --    $    --    --    $    --  27,002,033 $27,002 $89,560,431  $(1,678,303) $(81,114,741)
                             ==    =======    ==    =======  ========== ======= ===========  ===========  ============






                              Total
                           ------------
Balance, December 31, 2000 $ 16,821,304
 Stock options exercised..        8,716
 Stock-based
   compensation...........    1,177,824
 Net loss.................  (11,213,455)
                           ------------
Balance,
  December 31, 2001....... $  6,794,389
                           ============





              See notes to the consolidated financial statements

                        MANGOSOFT, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                                  ----------------------------------------
                                                                      2001          2000          1999
                                                                  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income................................................ $(11,213,455) $  2,293,970  $(33,021,645)
Adjustments to reconcile net (loss) income to net cash used in operating activities:..........................................
   Depreciation and amortization.................................      541,602       356,711       115,752
   Stock-based compensation......................................    1,177,824   (15,098,350)   20,734,695
   Beneficial conversion feature of 12% convertible notes........           --            --     4,860,000
   Accrued interest converted into paid-in-capital in connection
     with the conversion of the 12% convertible notes............           --            --       377,409
   Loss on the disposal of equipment.............................        6,647            --            --
   Increase (decrease) in cash from the change in:...............
       Accounts receivable.......................................      (31,286)      (10,639)        9,458
       Prepaid expenses and other current assets.................      (44,208)      (27,290)       11,799
       Accounts payable..........................................     (519,680)      (18,012)     (209,468)
       Accrued compensation......................................       22,874        94,361        49,357
       Accrued expenses to related parties.......................       (3,015)     (702,683)       64,888
       Other accrued expenses....................................      (87,331)     (111,141)       (9,422)
       Deferred revenue..........................................      (41,941)       55,000       (19,160)
                                                                  ------------  ------------  ------------
          Net cash used in operating activities..................  (10,191,969)  (13,168,073)   (7,036,337)
                                                                  ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment............................     (258,866)   (1,373,738)      (57,377)
Decrease in other long-term assets...............................           --         3,543            --
Merger costs.....................................................           --       (77,893)     (198,280)
                                                                  ------------  ------------  ------------
          Net cash used in investing activities..................     (258,866)   (1,448,088)     (255,657)
                                                                  ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes to related parties...........           --            --     2,232,500
Proceeds from other debt financings..............................           --            --     2,000,000
Repayments of notes issued to related parties....................           --      (232,500)           --
Repayments of other debt financings..............................           --       (92,904)     (793,184)
Stock options exercised..........................................        8,716       120,250
Net proceeds from the issuance of common and preferred shares....                 32,145,381     3,750,000
Purchase of common stock from related party......................           --            --      (100,000)
                                                                  ------------  ------------  ------------
          Net cash provided by financing activities..............        8,716    31,940,227     7,089,316
                                                                  ------------  ------------  ------------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS....................................................  (10,442,119)   17,324,066      (202,678)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD.........................................................   17,354,025        29,959       232,637
                                                                  ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR........................... $  6,911,906  $ 17,354,025  $     29,959
                                                                  ============  ============  ============

              See notes to the consolidated financial statements.

                        MANGOSOFT, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Nature of Business and Operations

   MangoSoft, Inc. and subsidiary (the "Company") develops Internet business software and services that improve the utility and effectiveness of Internet-based business applications. The Company develops, markets and supports software solutions to address the networking needs of small businesses, workgroups and large enterprises. The Company is engaged in a single operating segment of the computer software industry.

   On September 7, 1999, MangoMerger Corp., a wholly-owned subsidiary of First American Clock Co. ("First American"), merged with and into MangoSoft Corporation, pursuant to an Agreement and Plan of Merger (the "Merger") dated August 27, 1999. Following the Merger, the business to be conducted by First American was the business conducted by MangoSoft Corporation prior to the Merger. In conjunction with the Merger, First American, which is the legal acquirer and surviving legal entity, changed its name to MangoSoft, Inc

   Immediately after the Merger, the former common and preferred stockholders of MangoSoft Corporation held 6,008,998 shares of the Company's common stock, while the former common stockholders of First American held 1,575,000 shares of the Company's common stock. In addition, the 12% Senior Secured Convertible Notes (the "12% convertible notes") in the aggregate of $6,000,000 held by creditors of MangoSoft Corporation were converted into an aggregate of 9,000,000 shares of the Company's common stock. As part of the Merger, the Company completed a Private Placement (the "Private Placement") of 3,000,000 shares of common stock for net proceeds of $3,098,827. The Company also issued 300,000 shares of common stock to the placement agent in respect of such Private Placement.

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

   Through December 31, 2001, the Company was considered to be a development stage company because it had not generated significant revenues from products and had not commercially launched its principal product line. In January 2001, the Company launched its principal product and began to recognize revenues for the sale of this product. As such, effective January 1, 2001, the Company was deemed to have exited the development stage.

   As shown in the consolidated financial statements, during each of the three years in the period ended December 31, 2001, the Company incurred net income
(loss) of $(11,213,455), $2,293,970 and $(33,021,645), respectively. Absent the reversal of stock-based compensation expense in 2000, the net loss would have been $(12,804,380). Cash used in operations during each of the three years in the period ended December 31, 2001 was $10,191,969, $13,168,073 and $7,036,337,
respectively. These factors, among others, raise significant doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

2.  Summary of Significant Accounting Policies

   Principles of Consolidation--As described in Note 1, the Company completed the Merger on September 7, 1999 that has been accounted for as a reverse acquisition. Accordingly, the Company's consolidated financial statements for periods prior to September 7, 1999 represent those of MangoSoft Corporation, which is considered

                        MANGOSOFT, INC. AND SUBSIDIARY
to be the acquirer for accounting purposes. The consolidated financial statements for periods subsequent to September 7, 1999 include the accounts of the Company and its wholly-owned subsidiary after the elimination of all significant intercompany balances.

   Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Actual results could differ from those estimates.

   Cash and Cash Equivalents--Cash and cash equivalents include cash on hand, cash deposited with banks and highly liquid debt securities with remaining maturities of ninety days or less when purchased.

   Property and Equipment--Property and equipment consists primarily of computer equipment and is recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives (generally three to five years) of the related assets. The Company periodically evaluates the recoverability of its long-lived assets based on the expected undiscounted cash flows and recognizes impairments, if any, based on discounted cash flows. The Company has recognized no such impairments.

   Revenue Recognition--Software revenue is recognized upon delivery if persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. Revenue from sales to distributors is recognized upon sales to end users. Service revenue is recognized as services are performed.

   Software Development Costs--Costs incurred prior to technological feasibility of the Company's software products are expensed as research and development costs. Certain costs incurred after technological feasibility has been established are capitalized. To date, the time period between the establishment of technological feasibility and completion of software development has been short and no significant development costs have been incurred during that period. Accordingly, the Company has not capitalized any software development costs to date.

   Stock-Based Compensation--The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

   Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Abstract No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

   Income Taxes--Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities, using enacted tax rates. Valuation allowances are established when necessary to reduce the deferred tax assets to those amounts expected to be realized.

                        MANGOSOFT, INC. AND SUBSIDIARY

2.  Summary of Significant Accounting Policies (continued)

   Comprehensive Income--Comprehensive income (loss) was equal to net income
(loss) for each year presented.

   Net Income (Loss) Per Common Share--Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects, in addition to the weighted average number of common shares, the potential dilution if common stock options were exercised into common stock, unless the effects of such exercises would have been antidilitive.

   A reconciliation of net (loss) per common share and the weighted average shares used in the net (loss) per share calculations is as follows:

                                 Net Loss
                           Applicable to Common
                               Stockholders        Shares     Per Share
                               (Numerator)      (Denominator)  Amount
                           -------------------- ------------- ---------
        2001
         Basic............     $(11,213,455)     26,970,377    $(0.42)
         Effect of options               --              --        --
                               ------------      ----------    ------
         Diluted..........     $(11,213,455)     26,970,377    $(0.42)
                               ============      ==========    ======
        2000
         Basic............     $ (7,333,177)     25,045,079    $(0.29)
         Effect of options               --              --        --
                               ------------      ----------    ------
         Diluted..........     $ (7,333,177)     25,045,079    $(0.29)
                               ============      ==========    ======
        1999
         Basic............     $(34,906,568)      6,414,178    $(5.44)
         Effect of options               --              --        --
                               ------------      ----------    ------
         Diluted..........     $(34,906,568)      6,414,178    $(5.44)
                               ============      ==========    ======

   Basic and diluted loss per common share are the same for 2001, 2000 and 1999 as potentially dilutive stock options totaling 5,654,110 in 2001, 5,763,971 in 2000 and 3,150,428 in 1999 have not been included in calculations of diluted net loss per common share available to common stockholders, as their inclusion would have been antidilutive.

   Reclassifications--Certain reclassifications have been made to the 2000 and 1999 amounts to conform to the 2001 presentation.

                        MANGOSOFT, INC. AND SUBSIDIARY

2.  Summary of Significant Accounting Policies (continued)

   Supplemental Cash Flow Information--The following table sets forth certain supplemental cash flow information for the years ended December 31, 2001, 2000 and 1999:

                                                                    Years Ended December 31,
                                                                  -----------------------------
                                                                   2001      2000       1999
                                                                  ------- ---------- ----------
Cash paid for interest........................................... $    -- $   10,224 $   18,964
NON CASH FINANCING ACTIVITIES:
    Accretion of preferred stock.................................      --  9,627,147  1,884,923
    Conversion of accounts payable into common stock.............      --    330,000         --
   Fair value of warrants issued in connection with the sale of
     the convertible preferred stock, Series A...................      --    711,229         --

   Recently Issued Accounting Pronouncements--In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. The Company adopted SFAS No. 133 on January 1, 2001. SFAS No. 133 has had no impact on the Company, as it does not engage in derivative or hedging activities.

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was effective immediately and SFAS No. 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Company's consolidated financial statements.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This standard establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. This statement is effective on January 1, 2002. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 144 on its financial position and results of operations.

3.  Property and Equipment

   Property and equipment at December 31, 2001 and 2000 consists of the following:

                                             2001        2000
                                          ----------  -----------
             Computer equipment.......... $1,621,859  $ 2,904,597
             Furniture and fixtures......     96,319      330,959
             Leasehold improvements......     27,449      216,813
                                          ----------  -----------
             Total.......................  1,745,627    3,452,369
             Accumulated depreciation....   (870,094)  (2,287,453)
                                          ----------  -----------
             Property and equipment - net $  875,533  $ 1,164,916
                                          ==========  ===========

                        MANGOSOFT, INC. AND SUBSIDIARY

3.  Property and Equipment (continued)

   In connection with the reduction in work force in 2001 and exiting the space it occupied under a facility lease, approximately $1,954,000 in fully depreciated assets were disposed of.

4.  Income Taxes

   The Company has federal and state tax net operating loss carryforwards available for future periods of approximately $65,188,000. The federal tax net operating loss carryforwards expire beginning in 2010, and state tax net operating loss carryforwards began expiring in 2000. As a result of the changes in the ownership of the Company, there may be limitations on the amounts of net operating loss carryforwards that may be utilized in any one year. The Company also has research and development credits for federal and state tax purposes of approximately $1,448,000 and $1,041,000, respectively, which expire beginning in 2011.

   The tax effect of significant items comprising the Company's deferred tax assets at December 31, 2001 and 2000 are as follows:

                                               2001          2000
                                           ------------  ------------
         Deferred tax assets:
          Net operating loss carryforwards $ 26,190,000  $ 22,245,000
          Stock-based compensation........    2,006,000     1,533,000
          Research and development credits    2,346,000     2,162,000
          Depreciation and amortization...      221,000       248,000
          Organization costs and software.       11,000        18,000
          Accrued vacation................       34,000        39,000
                                           ------------  ------------
                                             30,808,000    26,245,000
         Valuation allowance..............  (30,808,000)  (26,245,000)
                                           ------------  ------------
          Net deferred tax assets......... $         --  $         --
                                           ============  ============

   The Company believes that uncertainty exists with respect to future realization of the deferred tax assets and has established a valuation allowance for the full amount of these assets as of December 31, 2001 and 2000.

   A reconciliation between the amount of income tax determined by applying the applicable U.S. statutory tax rate to the pre-tax loss is as follows:

                                                            2001  2000  1999
                                                            ----  ----  ----
   Federal statutory rate.................................. (34)%   34% (34)%
   State tax, net of federal impact........................  (6)     6   (6)
   Stock-based compensation expense (benefit)..............  --   (205)  21
   Provision for valuation allowance on deferred tax assets (40)   165   19
                                                            ---   ----  ---
   Effective tax rate...................................... -- %   -- %  -- %
                                                            ===   ====  ===

                        MANGOSOFT, INC. AND SUBSIDIARY

5.  Stockholders' Equity

   Common Stock--At December 31, 2001, the Company had 100,000,000 authorized shares of common stock, $0.001 par value per share, of which 27,002,033 were issued and outstanding.

   Preferred stock--At December 31, 2001, the Company had 5,000,000 authorized shares of preferred stock, $0.001 par value per share, of which no shares were issued and outstanding.

   In March 2000, the Company issued 2.5 million shares of Convertible Preferred Stock, Series A, (the "Preferred Stock") to accredited investors at $4.00 per share. The Preferred Stock was convertible into common stock (initially at a ratio of one to one, which resulted in a conversion price less than the fair value of the common stock) and had a liquidation preference of $10.0 million. The Preferred Stock would automatically convert to common stock upon the subsequent sale of an additional $10.0 million of the Company's securities.

   In accordance with Emerging Issues Task Force Abstract No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the net proceeds from the Preferred Stock financing were allocated between the conversion feature and the carrying value of the Preferred Stock; because the fair value of the common stock was significantly in excess of the conversion price implicit in the Preferred Stock, the net proceeds were allocated to the conversion feature. Since the Preferred Stock was immediately convertible into common stock, an immediate dividend or accretion of $9,050,371 was recorded from common stockholders' equity to the carrying value of the Preferred Stock.

   In April 2000, the Company issued approximately 4.2 million shares of common stock to accredited investors at $5.00 per share. Upon completion of the sale of common stock, the Preferred Stock automatically converted, in accordance with its terms, into 2.5 million shares of common stock. The Company completed the sale of approximately 0.3 million additional shares of common stock at prices ranging from $4.00 to $5.00 per share in May 2000.

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

   In connection with the Merger in September 1999, as described in Note 1, all shares of MangoSoft Corporation common stock and Preferred Stock were converted into common stock of MangoSoft, Inc. In addition, all outstanding options and warrants to purchase MangoSoft Corporation common stock were terminated and new options to purchase MangoSoft, Inc. common stock were issued in their place.

                        MANGOSOFT, INC. AND SUBSIDIARY

6.  Stock Option Plan

   In connection with the Merger, MangoSoft Corporation's 1995 Stock Option Plan was terminated and the Company adopted the 1999 Incentive Compensation Plan (the "Plan"). As amended, the Plan provides for the issuance of up to 8,000,000 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of December 31, 2001, there were 2,180,077 remaining options available under the Plan.
   As discussed in Note 2, the Company accounts for stock options granted to employees in accordance with APB No. 25. Options granted in 1999 included stock appreciation rights ("SARs") that permit the employee to receive the appreciation in shares of common stock in lieu of exercising the option. At December 31, 2001, 2000 and 1999, there were 2,683,611, 2,883,356 and 3,150,428 outstanding options, respectively, to purchase the Company's common stock that included SARs.

   Under APB No. 25, SARs are accounted for as variable awards and compensation expense is measured at each reporting date based on the difference between the exercise price and the market price of the common stock. For unvested options, compensation expense is recognized over the vesting period; for vested options, compensation expense is adjusted up or down at each reporting date based on changes in the market price of the Company's common stock.

   On April 3, 2001, the Company's Board of Directors resolved to reprice options to purchase 2,584,167 shares of the Company's common stock. The options were originally issued between October 1999 and December 2000 and had exercise prices ranging from $1.88 to $5.00 per share. The exercise price for these options was reduced to $1.03, the closing market value of the Company's common stock as of the repricing date. The repriced options are now accounted for as variable awards, similar to the SARs. At December 31, 2001, there were 2,061,163 outstanding options to purchase the Company's common stock that were repriced and subject to variable plan accounting as a result of the repricing.

   The Company records stock-based compensation when it grants options to purchase its common stock to non-employees. The Company granted 171,230, 175,000 and 405,590 options to non-employees in 2001, 2000 and 1999, respectively. All options granted to non-employees were fully vested at the date of grant. The Company recorded stock-based compensation of $183,035, $630,047 and $162,317 in 2001, 2000 and 1999, respectively, related to these grants. The fair value of the stock options awarded to non-employees is calculated using the Black-Scholes option-pricing model.

   In 2000, the Company granted employees 2,563,115 options to purchase its common stock at prices less than the current market price of its common stock on the grant date. Stock-based compensation of $991,212 and $4,184,385 is included in the Company's 2001 and 2000 results of operations in connection with these grants, respectively.

                        MANGOSOFT, INC. AND SUBSIDIARY

6.  Stock Option Plan (continued)

   Stock option activity, including options granted under the predecessor 1995 Stock Option Plan, was as follows:

                                                      Weighted Average
                                          Number of   Exercise  Fair
                                           Options     Price    Value
                                          ----------  -------- -------
         Outstanding at January 1, 1999..  1,994,737   $3.02
          Granted........................  3,235,993    1.27     0.41
          Exercised......................    (40,129)   1.25
          Forfeited...................... (2,040,173)   2.98
                                          ----------
         Outstanding at December 31, 1999  3,150,428    1.27
          Granted........................  2,905,615    4.42    10.08
          Exercised......................    (80,855)   2.10
          Forfeited......................   (211,217)   1.30
                                          ----------
         Outstanding at December 31, 2000  5,763,971    2.85
          Granted........................    910,730    1.49     1.21
          Exercised......................    (45,303)   0.20
          Forfeited......................   (975,288)   1.09
                                          ----------
         Outstanding at December 31, 2001  5,654,110
                                          ==========
         Exercisable at December 31, 2001  4,364,862
         Exercisable at December 31, 2000  4,023,341
         Exercisable at December 31, 1999  2,622,876

            Options Outstanding                       Options Exercisable
--------------------------------------------   ---------------------------------
                              Weighted Average
Number of   Range of Exercise  Remaining Life  Weighted Average Number Currently
 Options         Prices          (in years)     Exercise Price    Exercisable
---------   ----------------- ---------------- ---------------- ----------------
   62,523        $0.01              9.65            $0.01             62,523
5,171,587    $0.83 to $1.59         8.08             1.15          4,082,339
  420,000    $2.50 to $5.00         8.94             3.21            220,000
---------                                                          ---------
5,654,110                                                          4,364,862
=========                                                          =========

   Pro Forma Disclosure--SFAS No. 123 requires the disclosure of pro forma information as if the Company adopted the fair value method for grants or awards made to employees. For purposes of the pro forma disclosures, the fair value of options on their grant date was measured using the Black-Scholes option pricing model. Forfeitures are recognized as they occur.

                        MANGOSOFT, INC. AND SUBSIDIARY

6. Stock Option Plan (continued)

   Had compensation expense been determined based on the fair values at the grant dates for awards in accordance with SFAS No. 123, the Company's net loss applicable to common stockholders and net loss per common share would have been as follows:

                                                            2001          2000          1999
                                                        ------------  ------------  ------------
Net loss applicable to common stockholders as reported. $(11,213,455) $ (7,333,177) $(33,021,645)
Pro forma net loss applicable to common stockholders...  (13,812,596)  (20,700,008)  (33,959,725)
Basic and diluted net loss per common share as reported        (0.42)        (0.29)        (5.44)
Pro forma net loss per common share....................        (0.51)        (0.83)        (5.59)

   The fair value of options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model are as follows:

                                                2001     2000     1999
                                               -------  -------  -------
       Risk-free interest rate................     4.0%    5.0 %     6.0%
       Expected life of option grants......... 4 years  4 years  2 years
       Expected volatility of underlying stock    148 %    164 %     50 %

7.  Retirement Savings Plan

   The Company adopted a savings plan for its employees pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate and the plan allows a deferral ranging from a minimum 1% to the maximum percentage of compensation permitted by law. The Company may, at the discretion of the Board of Directors, make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company did not make any contribution in 2001, 2000 or 1999.

8.  Commitments and Contingencies

   The Company has a noncancelable operating lease for office space, which expires in 2003. The Company also leases various office equipment under cancelable operating leases. Total rent expense was approximately $710,000, $596,000 and $549,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company restructured its operating lease on its principal offices in January 2002. Future minimum rental payments under the noncancelable office space lease are approximately $429,000 in 2002 and $168,000 in 2003.

   The Company has been, and expects to continue to be, subject to legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position, results of operations or its cash flows.

9.  Reduction in Force

   Effective April 23, 2001, the Company implemented an approximate 40% reduction in its work force. In connection with this work force reduction, the Company eliminated the positions held by two members of senior management in addition to twenty-three other employees.

   The Company recorded approximately $400,000 in severance and other related personnel costs associated with this reduction in force. Of this total, approximately $205,000 was charged to engineering and development expenses, $175,000 was charged to general and administrative expenses and $20,000 was charged to selling and marketing expenses. As of December 31, 2001, approximately $50,000 remained unpaid and accrued.

                        MANGOSOFT, INC. AND SUBSIDIARY

10.  Related Party Transactions

   Technical Consulting Services - During 2001 and 2000, a member of the Company's Board of Directors provided the Company with part-time technical consulting services. Amounts recorded for such services were $108,000 and $126,000 in 2001 and 2000, respectively.

   Administrative Services--During 2001, 2000 and 1999, a stockholder provided administrative assistance to the Company. Amounts recorded for such services were $11,485, $35,288 and $64,888 in 2001, 2000 and 1999, respectively.

   Notes Payable--In connection with the Merger in 1999, outstanding principal and accrued interest on the Company's 12% convertible notes were converted into the Company's common stock. Principal totaling $4,000,000 was held by certain Company stockholders prior to this conversion. In December 1999, two stockholders provided the Company with $232,500 of interim financing under demand notes, bearing interest at 8.0% annually.

   Repurchase of Common Stock--In connection with the Merger in 1999, 200,000 shares of common stock were repurchased from a former executive for $100,000.

11.  Geographic Sales Information and Major Customers

   The Company generates the majority of its revenues from the sale of its products and services in North America. Approximately 92% and 97% of the Company's 2001 and 2000 revenues were generated from sales to North American customers, respectively. In 1999, sales to one Japanese customer accounted for 67% of the Company's revenues, while sales to North American customers comprised the remainder of 1999 revenues.

   One customer accounted for approximately 64% of the Company's 2001 revenues. The two largest customers accounted for approximately 92% of the Company's 2000 revenues. In 1999, one customer accounted for approximately 67% of the Company's revenues.

12.  Subsequent Event

   Effective February 11, 2002, the Company acquired the fileTRUST online data storage service and related assets from FleetBoston Financial Corporation ("FleetBoston") for aggregate consideration totaling approximately $357,000. As part of the transaction, FleetBoston and the Company entered into a two-year enterprise license agreement for the internal use of fileTRUST by FleetBoston's employees. Additionally, the Company and FleetBoston will continue to market fileTRUST under a cooperative marketing agreement. Terms of the agreement include cash, shares of common stock and warrants to purchase common stock.