Form 10QSB
period 2002-03-31
MANGOSOFT INC
filed 2002-05-13
CIK 947969

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington,DC 20549

                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the Quarterly Period Ended March 31, 2002

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
Yes [X] No [_]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Common Stock                                    27,352,033
            $0.001 Par Value                         Outstanding on May 10, 2002

                         MANGOSOFT, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB


PART I.                      FINANCIAL INFORMATION                                                   Page

ITEM 1 - Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 ....................  3
Condensed Consolidated Statements of Operations for the Three Months Ended
  March 31, 2002 and 2001 ...........................................................................  4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended
  March 31, 2002 and 2001 ...........................................................................  5
Notes to the Condensed Consolidated Financial Statements ............................................  6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results
of Operations .......................................................................................  9

PART II.                     OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K ........................................................... 15

Signatures .......................................................................................... 16

                         MANGOSOFT, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    March 31,      December 31,
                                                                      2002            2001
                                                                      ----            ----
                                                                   (Unaudited)
                               ASSETS
Current Assets:
     Cash and cash equivalents ..............................    $   4,766,886    $   6,911,906
     Accounts receivable ....................................           44,059           41,925
     Prepaid expenses and other current assets ..............          228,789          199,653
                                                                 -------------    -------------
          Total current assets                                       5,039,734        7,153,484
Property and equipment - net ................................          815,508          875,533
Intangibles - net ...........................................          310,722               --
Other assets ................................................           44,567            2,400
                                                                 -------------    -------------
               Total ........................................    $   6,210,531    $   8,031,417
                                                                 =============    =============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable .......................................    $     786,982    $     772,919
     Accrued compensation ...................................          337,279          309,426
     Other accrued expenses and current liabilities .........          141,216          154,683
                                                                 -------------    -------------
          Total current liabilities .........................        1,265,477        1,237,028
                                                                 -------------    -------------

Commitments and contingencies

Stockholders' Equity:
     Common stock ...........................................           27,352           27,002
     Additional paid-in capital .............................       89,714,206       89,560,431
     Deferred compensation ..................................      (1,399,329)       (1,678,303)
     Accumulated deficit ....................................     (83,397,175)      (81,114,741)
                                                                 ------------     -------------
          Total stockholders' equity ........................        4,945,054        6,794,389
                                                                 -------------    -------------
               Total ........................................    $   6,210,531    $   8,031,417
                                                                 =============    =============

          See notes to the condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2002           2001
                                                                      ----           ----
                                                                          (Unaudited)
Software license revenues .................................     $       1,500     $    127,270
Service revenues ..........................................            89,968           11,360
                                                                -------------     ------------
     Total revenues .......................................            91,468          138,630
Costs and expenses:
  Cost of software license revenues .......................                --           16,000
  Cost of services (1) ....................................           198,161          377,815
  Engineering and development (1) .........................           694,733        1,130,019
  Selling and marketing (1) ...............................           298,430          767,922
  General and administrative (1) ..........................         1,029,911        1,363,943
  Stock-based compensation expense ........................           181,099          501,273
                                                                -------------     ------------
     Loss from operations .................................        (2,310,866)      (4,018,342)
Interest income ...........................................            28,432          224,005
                                                                -------------     ------------
Net loss ..................................................     $  (2,282,434)    $ (3,794,337)
                                                                =============     =============

Net loss per share  - basic and diluted ...................     $       (0.08)    $      (0.14)
Weighted average shares outstanding - basic and diluted ...        27,188,700       26,957,089

(1) Excludes stock-based compensation expense as follows:
      Cost of services ....................................     $      16,125     $     23,117
      Engineering and development .........................            71,518          154,411
      Selling and marketing ...............................            11,359          162,634
      General and administrative ..........................            82,097          161,111

          See notes to the condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three Months Ended March 31,
                                                                       2002              2001
                                                                       ----              ----
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................   $  (2,282,434)    $ (3,794,337)
Adjustments to reconcile net loss to net cash used by
  operating activities:
    Depreciation and amortization .............................         162,350          131,915
    Stock-based compensation ..................................         181,099          501,273
    Increase (decrease) in cash from the change in:
      Accounts receivable .....................................          (2,134)         (44,515)
      Prepaid expenses and other current assets ...............         (29,136)          (3,669)
      Accounts payable ........................................          14,063         (189,621)
      Accrued compensation ....................................          27,853          168,444
      Other accrued expenses and current liabilities ..........         (13,467)         (33,087)
                                                                  --------------    -------------
          Net cash used by operating activities ...............      (1,941,806)      (3,263,597)
                                                                  --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment .........................         (28,214)         (51,241)
Cash paid for fileTRUST assets ................................        (175,000)              --
                                                                  --------------    -------------
          Net cash used by investing activities ...............        (203,214)         (51,241)
                                                                  --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock ................              --              375
                                                                  --------------    -------------
          Net cash provided by financing activities ...........              --              375
                                                                  --------------    -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (2,145,020)      (3,314,463)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD ......................................................       6,911,906       17,354,025
                                                                  --------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................   $   4,766,886     $ 14,039,562
                                                                  ==============    ============

NON CASH ACTIVITIES:
  Fair value of common stock and warrants issued in
    connection with the purchase of the fileTRUST assets ......   $     252,000     $         --
                                                                  ==============    ============

          See notes to the condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

     MangoSoft, Inc. and subsidiary (the "Company") develop Internet business software and services that improve the utility and effectiveness of Internet-based business applications. The Company develops, markets and supports software solutions to address the networking needs of small businesses, workgroups and large enterprises. The Company is engaged in a single operating segment of the computer software industry.

     From its inception through the year ended December 31, 2001, the Company was considered to be a development stage company because it had not generated significant revenues from products and had not commercially launched its principal product line. In January 2001, the Company launched its principal product and began to recognize revenues from the sale of this product. As such, effective January 1, 2001, the Company was deemed to have exited the development stage.

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

     The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

     As shown in the unaudited condensed consolidated financial statements, during the three months ended March 31, 2002 and 2001, the Company incurred net losses of $2,282,434 and $3,794,337, respectively. Cash used in operations during the three months ended March 31, 2002 and 2001 was $1,941,806 and $3,263,597, respectively. These factors, among others, raise significant doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

2.   BUSINESS COMBINATION

     On February 11, 2002, the Company acquired the fileTRUST online data storage service and related assets from FleetBoston Financial Corporation ("FleetBoston"). Under the terms of the purchase, the Company paid $175,000 in cash, issued 350,000 shares of its common stock and warrants to purchase 150,000 shares of its common stock at an exercise price of $0.53 per share. The aggregate fair value of the common stock was $182,000, which was based on the closing price of the Company's common stock on February 11, 2002. The aggregate fair value of the warrants was $70,000, which was determined using the Black-Scholes valuation model using the following assumptions: expected life of the warrants, 5 years; volatility, 127%; and the risk free interest rate, 4.25%.

     As part of the transaction, FleetBoston and the Company entered into a two-year enterprise license agreement for the internal use of fileTRUST by FleetBoston. In addition, the two companies will continue to market fileTRUST under a cooperative marketing agreement. Under the terms of this cooperative marketing agreement, the Company is required to issue warrants to purchase its common stock to FleetBoston based on certain revenue targets, not to exceed 850,000 warrants over this two-year period. The 850,000 warrants have been accounted for as contingent consideration and will be recognized as additional purchase price as the revenue targets are achieved.

     The total aggregate consideration rendered for this transaction totaled approximately $427,000. The Company has not completed its final allocation of the purchase price to the net assets acquired. The following presents the preliminary allocation of the purchase price:

Cash paid .....................................................       $ 175,000
Fair value of common stock issued .............................         182,000
Fair value of warrants issued .................................          70,000
                                                                      ---------

Purchase price ................................................       $ 427,000
                                                                      =========

Software and acquired technology ..............................       $ 329,000
Computer equipment ............................................          54,000
Other identifiable intangible assets ..........................          44,000
                                                                      ---------
                                                                      $ 427,000
                                                                      =========

     The software and acquired technology represents the fileTRUST operating software that has reached technological feasibility and has future economic value. The other identifiable intangible assets are comprised of customer relationships and the fileTRUST service mark. The computer equipment will be depreciated over its estimated useful lives, generally not to exceed three years. The software and acquired technology will be amortized over three years. The other identifiable intangible assets have indefinite lives and will not be amortized but will be subject to an impairment analysis in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."

     The operations of the fileTRUST assets prior to the acquisition were not material to the Company's financial statements.

3.   STOCK-BASED COMPENSATION

     The Company accounts for stock options granted to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, stock options that include stock appreciation rights ("SARs") are accounted for as variable awards and compensation expense is measured at each reporting date based on the difference between the exercise price and the market price of the common stock. For unvested awards, compensation expense is recognized over the vesting period; for vested awards, compensation expense is adjusted up or down at each reporting date based on changes in the market price of the common stock. At March 31, 2002 and 2001, there were 2,453,611 and 2,571,955 options, respectively, to purchase the Company's common stock that included SARs.

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

These options are now accounted for as variable awards, similar to the SARs. At March 31, 2002, there were 2,036,788 outstanding options to purchase the Company's common stock that were repriced and subject to variable plan accounting.

     During the three months ended March 31, 2002, the Company recorded stock-based compensation expense of $181,099. This expense represents the amortization of deferred stock-based compensation recognized as the result of the Company's issuance of stock options to employees at exercise prices less than the quoted market price on the grant date. During the three months ended March 31, 2001, the stock-based compensation expense totaled $501,273 and represented amortization of fixed awards as well as the remeasurement of awards that were subject to variable plan accounting.

     The Company did not record any stock-based compensation on stock options accounted for as variable awards for the three months ended March 31, 2002 based on the closing market price of its common stock.

4.   NET LOSS PER COMMON SHARE

     Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects, in addition to the weighted average number of common shares, the potential dilution if stock options and warrants outstanding were exercised and/or converted into common stock, unless the effect of such equivalent shares was antidilutive.

     For the three months ended March 31, 2002 and 2001, the effect of stock options and other potentially dilutive shares totaling 5,633,744 and 6,116,458, respectively, were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Quarterly Report on Form 10-QSB, including under "Risk Factors." You should read the following discussion and analysis together with our condensed consolidated financial statements for the periods specified and the related notes included herein. Further reference should be made to our Annual Report on Form 10-KSB for the period ended December 31, 2001 filed with the Securities and Exchange Commission.

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

     Mangomind(TM) is multi-user, business-oriented, peer-to-peer file sharing service, allowing individual users to collaborate over the Internet across organizational boundaries in a safe and secure manner. The architecture is a blend of the manageability of client/server with the autonomy, clustering, and caching optimizations of peer-to-peer. The user experience is one of easy file sharing with colleagues through what looks like an ordinary LAN shared drive.

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

     In February 2002, we acquired the fileTRUST(TM) online storage service and related assets from FleetBoston Financial Corporation ("FleetBoston"). fileTRUST is a secure Internet service for storing electronic data and allowing file access via any Internet connected computer and a web browser. fileTRUST allows users to invite guests to upload and download files from the fileTRUST storage box and send and receive email messages and file attachments. Files are protected with SSL encryption during transfer over the Internet. Concurrent with this purchase, we executed a two-year enterprise license agreement for the internal use of fileTRUST by FleetBoston. In addition, we entered into a two-year cooperative marketing agreement with FleetBoston whereby FleetBoston will continue to market fileTRUST as well as other MangoSoft products and services.

     From our inception in June 1995 through our fiscal year ended December 31, 2001, we were considered to be a development stage company because we had not generated significant revenues from our products and had not commercially launched our principal product line. In January 2001, we launched the Mangomind service, our principal product, and began to recognize revenues from its sale. As such, effective January 1, 2001, we were deemed to have exited from the development stage.

Critical Accounting Policies

     Our accounting policies are described in our Annual Report on Form 10-KSB for the period ended December 31, 2001 filed with the Securities and Exchange Commission. The following describes the application of accounting principles that have a significant impact on our consolidated financial statements:

     Revenue Recognition - We recognize revenue generated from the sale of our Mangomind and fileTRUST services as the services are provided to our end customers. We recognize revenues generated from the sale of our Cachelink product when pervasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable.

     Stock-based Compensation - As part of our compensation programs offered to our employees, we grant stock options. In addition, we have engaged third-party consultants and advisors and have compensated them in the form of stock options. Compensation for stock options issued to employees is generally measured as the difference between the exercise price of the options granted and the fair value of our common stock on the date of grant. Compensation for stock options issued to third-parties is measured at the fair value on the date of grant, determined using the Black-Scholes valuation model. Because of the cashless exercise feature of the stock options granted in 1999 and the repricing of options granted in 2000, we are required to remeasure the compensation related to these awards at each reporting date. As the quoted market price of our common stock fluctuates, our reported operating results will continue to fluctuate. These fluctuations can be significant.

     Deferred Taxation - Because of the significant operating losses incurred and the projected future operating losses, we have provided a full valuation allowance against the deferred tax assets created by our net operating loss carryforwards.

Costs and Expenses

     Cost of software license revenues and cost of services - Cost of software license revenues primarily consist of disk replication costs and other costs we incur in connection with sales of Cachelink. Cost of services consist solely of the expenses we incur to administer the Mangomind and fileTRUST services. These expenses consist primarily of salaries and related personnel costs, the cost of our outsourced data center and the license royalties we pay to our e-security software provider for the 128-bit encryption used in the Mangomind service.

     Engineering and Development - Engineering and development expenses consist primarily of salaries and related personnel costs and other costs related to the design, development, testing, deployment and enhancement of our products and services.

     Other Operating Expenses - Selling and marketing expenses consist primarily of salaries and related personnel costs and additional costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation.

Results of Operations - Three Months Ended March 31, 2002 and 2001

     Revenues for the three months ended March 31, 2002 decreased $47,162 or 34% to $91,468 from $138,630 for the comparable period in 2001. The decrease in our revenues was primarily attributable to the significant decline in our Cachelink sales offset by service revenues we recognized from the sales of our Mangomind and fileTRUST services.

     Prior to our fiscal year ending December 31, 2002, the majority of our revenues were generated from the sale of the Cachelink product. Sales generated under our July 13, 2000 Value Added Reseller Agreement with 3Com Corporation ("3Com") represented approximately 64% of our total revenue for the fiscal year ended December 31, 2001. We concluded this agreement in 2001. We are currently seeking alternative channels to distribute the Cachelink product.

     We recognized $68,093 from the sale of our Mangomind service, $21,875 from the sale of our fileTRUST service and $1,500 from the sale of our Cachelink product for the three months ended March 31, 2002. Sales of our Cachelink product were $127,270, or 92% of our total revenue, for the three months ended March 31, 2001. Sales of Mangomind to New York Life Insurance Company and Veritas Software Corporation of $22,425 and $15,000, respectively, and sales of fileTRUST to FleetBoston of $21,875 represented approximately 65% of out total revenues for the three months ended March 31, 2002. Sales of Cachelink to 3Com and Kacom, Inc., a Korean systems integrator, of $90,000 and $25,500, respectively, represented approximately 83% of our revenues for the comparable period in 2001. No other customer accounted for more than 10% of our sales in either period.

     We incur cost of software license revenues when we ship electronic media and other Cachelink product materials under our agreement with 3Com. For the three months ended March 31, 2001, we incurred $16,000 in disk replication costs in connection with our sales of $90,000 to 3Com. There were no such costs incurred in the three-month period ended March 31, 2002.

     Cost of services for the three months ended March 31, 2002 decreased $179,654 or 48% to $198,161 compared to $377,815 for the comparable period in 2001. The decrease in the cost of delivering our services was primarily a result of our continued overhead reductions, our switch to a lower cost data center and decreased personnel costs as a result of our April 2001 work force reduction.

     Engineering and development expense for the three-month period ended March 31, 2002 decreased $435,286 or 39% to $694,733 from $1,130,019 for the comparable period in 2001. The decrease in engineering and development expense was a result of our April 2001 work force reduction.

     For the three-month period ended March 31, 2002, other operating expenses including selling and marketing and general and administrative expenses decreased $803,524 or 38% to $1,328,341 compared with $2,131,865 for the comparable period in 2001. The decrease in other operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants in addition to reductions in our marketing, selling and general and administrative personnel associated with our April 2001 work force reduction.

     Stock-based compensation expense of $181,099 was recorded for the three-month period ended March 31, 2002 compared to $501,273 for the comparable period in 2001. The decrease in this expense was primarily attributable to the decrease in the number of outstanding employee stock options subject to compensation expense as well as the decline in the market price of our common stock and its effect on employee stock options accounted for as variable awards (see footnote 3 to the condensed consolidated financial statements).

     Our loss from operations decreased $1,707,476 to $2,310,866 for the three-month period ended March 31, 2002 compared with a loss from operations of $4,018,342 for the comparable period in 2001 as a result of the above factors.

     Interest income increased $195,573 to $28,432 for the three months ended March 31, 2002 compared to $224,005 for the three months ended March 31, 2001. The decrease was attributable to the reduced balances of our interest-bearing cash accounts as a result of our use of cash in operations as well as a decrease in the rate of return on our investments in 2002 as compared to 2001.

Financial Condition, Liquidity and Capital Resources

     We were formed in June 1995 and, since our formation, have raised approximately $74.2 million in gross proceeds as of March 31, 2002 through the private placement of debt and equity securities.

     In addition, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity.

     At March 31, 2002, we had a cash balance of approximately $4.8 million and working capital of approximately $3.8 million. Excluding our facility lease and other minor equipment leases with aggregate annual commitments totaling approximately $453,000 in 2002 and $192,000 in 2003, we do not have any long-term obligations.

     In February 2002, we acquired the fileTRUST online data storage service and related assets from FleetBoston for $175,000 in cash, 350,000 shares of our common stock and warrants to purchase 150,000 shares of our common stock at $0.53 per share. The total aggregate consideration for this transaction was approximately $427,000. We acquired approximately $329,000 of software and acquired technology, $54,000 of computer equipment and related hardware and $44,000 in other identifiable intangible assets. Concurrent with this purchase, we executed a two-year enterprise license agreement for the internal use of fileTRUST by FleetBoston. We expect to recognize approximately $350,000 in revenues under this agreement over the next two years.

     During the year ended December 31, 2001, we emerged from the development stage when we began recording commercial sales on both our Cachelink product and Mangomind service.

     As shown in the unaudited condensed consolidated financial statements, during the three months ended Mach 31, 2002 and 2001, we incurred net losses of $2,282,434 and $3,794,337, respectively. Cash used in operations during the three months ended March 31, 2002 and 2001 was $1,941,806 and $3,263,597, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. We are considering a private placement of debt or equity securities during 2002. Based upon our current forecasted operating results and cash flows, we believe our current resources and the additional financing that we intend to obtain will be adequate to fund continuing operations. However, we can provide no assurances that we will be able to obtain this additional financing to meet our future needs.

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating
Losses.

     We have a history of substantial operating losses and an accumulated deficit of approximately $83.4 million as of March 31, 2002. For the three months ended March 31, 2002 and the year ended December 31, 2001, our net losses were $2.3 million and $11.2 million, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses and expect cumulative losses to increase substantially as our marketing, sales, and research and development efforts expand. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Our Performance Depends On Market Acceptance Of Our Products.

     We expect to derive a substantial portion of our future revenues from the sales of the Mangomind and fileTRUST services. If markets for our products and services fail to develop, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

We Depend in Part on Strategic Marketing Relationships.

     We expect our future marketing efforts will focus in part on developing business relationships with technology companies that seek to augment their businesses by offering our products and services to their customers. Our inability to enter into and retain strategic relationships or the inability of such technology companies to effectively market our products and services could materially and adversely affect our business, operating results and financial condition.

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

SEC Rules Concerning Sales of Low-Priced Securities May Hinder Re-Sales of Our Common Stock.

     Because our common stock has a market price less than five dollars per share, our common stock is not listed on an exchange or quoted on Nasdaq and is traded on the OTC Bulletin Board. Brokers and dealers who handle trades in our common stock are subject to certain SEC disclosure rules when effecting trades in our common stock, including disclosure of the following: the bid and offer prices of our common stock, the compensation for the brokerage firms and the salesperson handling a trade and legal remedies available to the buyer. These requirements may hinder re-sales of our common stock and may adversely affect the market price of our common stock.

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

                           PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

   Exhibit
    Number                       Description of Exhibit

      2.1      Agreement and Plan of Merger by and among First American Clock
               Co., MangoSoft Corporation and MangoMerger Corp., dated as of
               August 27,1999. (2)
      3.1      Articles of Incorporation, as amended. (3)
      3.2      By-laws. (3)
       10      Lease of Westborough Office Park, Building Five, dated November
               10, 1995. (4)
       16      Letter on Change in Certifying Accountant. (5)
       21      Subsidiary of the Registrant. (3)
     99.1      1999 Incentive Compensation Plan, as amended and restated on May
               1, 2000. (3)
     99.2      Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (3)
     99.3      Form of Warrant Agreement. (3)
     99.4      Value Added Reseller Agreement, dated July 14, 2000, between
               MangoSoft, Inc. and 3Com Corporation. (6)
     99.5      Asset Purchase Agreement, dated February 11, 2002, between
               MangoSoft, Inc. and Fleet National Bank. (1)
     99.6      Warrant Agreement, dated February 11, 2002, between MangoSoft,
               Inc. and Fleet National Bank. (1)

     (1)  Filed herewith.
     (2) Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.
     (3) Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby incorporated by reference thereto.
     (4) Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.
     (5) Filed as an exhibit to our Current Report on Form 8-K/A for an event dated January 11, 2000 and hereby incorporated by reference thereto.
     (6) Filed as an exhibit to our Registration Statement on Form 10-SB/A, filed August 30, 2000, and hereby incorporated by reference thereto.

(b)  Report on Form 8-K:

     On February 19, 2002, we filed on Form 8-K a notification that we acquired the fileTRUST online data storage service and related assets from FleetBoston Financial Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2002                             MANGOSOFT, INC.

                                         /S/  Robert E. Parsons
                                             ------------------
                                             Robert E. Parsons
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                              Officer)