Form 10QSB
period 2002-06-30
MANGOSOFT INC
filed 2002-08-14
CIK 947969

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                  For the Quarterly Period Ended June 30, 2002

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

               Common Stock                            27,352,033 Shares
              $0.001 Par Value                  (Outstanding on August 13, 2002)

                         MANGOSOFT, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB

                                                                                                      Page
PART I.      FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements (unaudited):

Balance Sheets as of June 30, 2002 and December 31, 2001 .............................................  3
Statements of Operations for the Three Months Ended June 30, 2002 and 2001 ...........................  4
Statements of Operations for the Six Months Ended June 30, 2002 and 2001 .............................  5
Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 .............................  6
Notes to the Condensed Consolidated Financial Statements .............................................  7

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ....... 10

PART II      OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K. ........................................................... 18

Signatures ........................................................................................... 19

                         MANGOSOFT, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   June 30,        December 31,
                                                                     2002             2001
                                                                     ----             ----
                                                                  (Unaudited)
                               ASSETS

Current Assets:
     Cash and cash equivalents ...............................   $  2,976,572      $  6,911,906
     Accounts receivable .....................................        146,638            41,925
     Prepaid expenses and other current assets ...............        154,138           199,653
                                                                 ------------      ------------
          Total current assets ...............................      3,277,348         7,153,484
Property and equipment - net .................................        673,342           875,533
Intangibles - net ............................................        283,306                --
Other assets .................................................         41,205             2,400
                                                                 ------------      ------------
               Total .........................................   $  4,275,201      $  8,031,417
                                                                 ============      ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

     Accounts payable ........................................   $    773,212      $    772,919
     Accrued compensation ....................................        377,171           309,426
     Other accrued expenses and current liabilities ..........        268,629           154,683
                                                                 ------------      ------------
          Total current liabilities ..........................      1,419,012         1,237,028
                                                                 ------------      ------------

Commitments and contingencies

Stockholders' Equity:

     Common stock ............................................         27,352            27,002
     Additional paid-in capital ..............................     89,332,907        89,560,431
     Deferred compensation ...................................       (843,681)       (1,678,303)
     Accumulated deficit .....................................    (85,660,389)      (81,114,741)
                                                                 ------------      ------------
          Total stockholders' equity .........................      2,856,189         6,794,389
                                                                 ------------      ------------
               Total .........................................   $  4,275,201      $  8,031,417
                                                                 ============      ============

     See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Three Months Ended June 30,
                                                                       -----------------------------
                                                                        2002                2001
                                                                        ----                ----
                                                                                (Unaudited)
Software license revenues .....................................    $       5,553         $      55,080
Service revenues ..............................................          111,706                 4,890
                                                                   -------------         -------------
     Total revenues ...........................................          117,259                59,970
Costs and expenses:
  Cost of software license revenues ...........................               --                 9,844
  Cost of services (1) ........................................          227,615               294,327
  Engineering and development (1) .............................          802,602               920,658
  Selling and marketing (1) ...................................          271,733               525,159
  General and administrative (1) ..............................          922,979             1,327,614
  Stock-based compensation expense ............................          174,349               264,614
                                                                   -------------         -------------
     Loss from operations .....................................       (2,282,019)           (3,282,246)
Interest income ...............................................           18,805               141,048
                                                                   -------------         -------------
Net loss                                                           $  (2,263,214)         $ (3,141,198)
                                                                   =============         =============

Net loss per share  - basic and diluted .......................    $       (0.08)        $       (0.12)
Weighted average shares outstanding - basic and diluted .......       27,352,033            26,957,142

(1)  Excludes stock-based compensation expense as follows:
     Cost of services .........................................    $      16,125         $      16,775
     Engineering and development ..............................           71,518                53,305
     Selling and marketing ....................................            4,609                17,117
     General and administrative ...............................           82,097               177,417

     See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Six Months Ended June 30,
                                                                      -------------------------
                                                                     2002                  2001
                                                                     ----                  ----
                                                                             (Unaudited)
Software license revenues ......................................   $      7,053        $   182,350
Service revenues ...............................................        201,674             16,250
                                                                   ------------        -----------
     Total revenues ............................................        208,727            198,600
Costs and expenses:
 Cost of software license revenues .............................             --             25,844
 Cost of services (1) ..........................................        425,776            672,142
 Engineering and development (1) ...............................      1,497,335          2,050,677
 Selling and marketing (1) .....................................        570,163          1,293,081
 General and administrative (1) ................................      1,952,890          2,691,557
 Stock-based compensation expense ..............................        355,448            765,887
                                                                   ------------        -----------
     Loss from operations ......................................     (4,592,885)        (7,300,588)
Interest income ................................................         47,237            365,053
                                                                   ------------        -----------
Net loss .......................................................   $ (4,545,648)       $(6,935,535)
                                                                   ============        ===========

Net loss per share  - basic and diluted ........................   $      (0.17)       $     (0.26)
Weighted average shares outstanding - basic and diluted ........     27,270,818         26,957,115

(1) Excludes stock-based compensation expense as follows:
    Cost of services ...........................................   $     32,250        $    39,892
    Engineering and development ................................        143,036            207,716
    Selling and marketing ......................................         15,968            179,751
    General and administrative .................................        164,194            338,528

     See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six Months Ended June 30,
                                                                               ------------------------
                                                                             2002                    2001
                                                                             ----                    ----
                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ................................................................   $ (4,545,648)          $ (6,935,535)
Adjustments to reconcile net loss to net cash used by
  operating activities:
    Depreciation and amortization .......................................        336,427                267,730
    Stock-based compensation ............................................        355,448                765,887
    Increase (decrease) in cash from the change in:
      Accounts receivable ...............................................       (104,713)                 4,653
      Prepaid expenses and other current assets .........................         45,515                 (4,196)
      Accounts payable ..................................................            293               (352,896)
      Accrued compensation ..............................................         67,745                 46,377
      Other accrued expenses and current liabilities ....................        113,946                (55,259)
                                                                            ------------           ------------
       Net cash used by operating activities ............................     (3,730,987)            (6,263,239)
                                                                            ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment ...................................        (29,347)              (146,639)
Cash paid for fileTRUST assets ..........................................       (175,000)                    --
                                                                            ------------           ------------
       Net cash used by investing activities ............................      ( 204,347)              (146,639)
                                                                            ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock ..........................             --                    375
                                                                            ------------           ------------
       Net cash provided by financing activities ........................             --                    375
                                                                            ------------           ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS ...............................     (3,935,334)            (6,409,503)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................      6,911,906             17,354,025
                                                                            ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................   $  2,976,572           $ 10,944,522
                                                                            ============           ============

NON CASH ACTIVITIES:
  Fair value of common stock and warrants issued in
    connection with the purchase of the fileTRUST assets ................   $    252,000           $         --
                                                                            ============           ============

     See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     As shown in the unaudited condensed consolidated financial statements, during the six months ended June 30, 2002 and 2001, the Company incurred net losses of $4,545,648 and $6,935,535, respectively. Cash used in operations during the six months ended June 30, 2002 and 2001 was $3,730,987 and $6,263,239, respectively. These factors, among others, raise significant doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

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

     The total aggregate consideration rendered for this transaction totaled approximately $427,000. The Company has not completed its final allocation of the purchase price to the net assets acquired. The following presents the preliminary allocation of the purchase price:

Cash paid .............................................    $ 175,000
Fair value of common stock issued .....................      182,000
Fair value of warrants issued .........................       70,000
                                                           ---------

Purchase price ........................................    $ 427,000
                                                           =========

Software and acquired technology ......................    $ 329,000
Computer equipment ....................................       54,000
Other identifiable intangible assets ..................       44,000
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

3.   STOCK-BASED COMPENSATION

     The Company accounts for stock options granted to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, stock options that include stock appreciation rights ("SARs") are accounted for as variable awards and compensation expense is measured at each reporting date based on the difference between the exercise price and the market price of the common stock. For unvested awards, compensation expense is recognized over the vesting period; for vested awards, compensation expense is adjusted up or down at each reporting date based on changes in the market price of the common stock. At June 30, 2002 and 2001, there were 1,701,662 and 2,705,282 outstanding options, respectively, to purchase the Company's common stock that included SARs.

     On April 3, 2001, the Company's Board of Directors resolved to reprice options to purchase 2,584,167 shares of the Company's common stock. The options were originally issued between October 1999 and December 2000 and had exercise prices ranging from $1.88 to $5.00 per share. The exercise price for these options was reduced to $1.03, the closing market value of the Company's common stock as of the repricing date. The repriced options continue to vest according to the original grant date. These options are now accounted for as variable awards, similar to the SARs. At June 30, 2002 and 2001, there were 2,283,634 and 2,120,609 outstanding options, respectively, to purchase the Company's common stock that were repriced and subject to variable plan accounting.

     During the six months ended June 30, 2002, the Company recorded stock-based compensation expense of $355,448. This expense represents the amortization of deferred stock-based compensation recognized as the result of the Company's issuance of stock options to employees at exercise prices less than the quoted market price on the grant date. During the six months ended June 30, 2001, the stock-based compensation expense totaled $765,887. This expense was due primarily to the amortization of $598,064 in fixed awards. In addition, stock-based compensation of $99,163 was recognized in connection with the Company's issuance of 92,973 options to non-employees in lieu of cash compensation. The remainder of the stock-based compensation expenses was recorded as a result of the effects of the decrease in the quoted market price of the Company's common stock and its effect on outstanding stock options accounted for as variable awards.

     The Company did not record any stock-based compensation on stock options accounted for as variable awards for the six months ended June 30, 2002 because the closing market price of the Company's common stock was less than the exercise price of these options.

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

     For the six months ended June 30, 2002 and 2001, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

5.   RECENT DEVELOPMENTS

     The Company has reduced its work force on three separate occasions since April 23, 2001. Effective April 23, 2001, the Company implemented an approximately 40% reduction in its work force. In connection with this work force reduction, the Company eliminated the positions held by two members of senior management in addition to twenty-three (23) other employees. Effective June 28, 2002, the Company implemented an approximate 50% reduction in its existing work force. The remaining twenty (20) employees took a ten percent reduction in salary. Effective August 5, 2002, the Company reduced its work force to thirteen (13) persons. This reduction represents an approximate 35% reduction in its existing personnel. In connection with this work force reduction, the Company eliminated the positions held by two members of senior management.

     In June 2002, the Company retained Adams, Harkness & Hill, Inc., an investment bank, to provide investment banking and financial advisory services.

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

     In May 2002, we launched our Mangomind(R) Enterprise Server Software. The Mangomind Enterprise Server Software extends the Mangomind service to medium to large sized organizations the require data to be stored behind their corporate firewall. The Mangomind Enterprise Server Software integrates easily into existing networks and data centers and is scalable for organizations of any size.

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

     From our inception in June 1995 through our fiscal year ended December 31, 2000, we were considered to be a development stage company because we had not generated significant revenues from our products and had not commercially launched our principal product line. In January 2001, we launched the Mangomind service, our principal product, and began to recognize revenues from its sale. As such, effective January 1, 2001, we were deemed to have exited from the development stage.

Critical Accounting Policies

     Our accounting policies are described in our Annual Report on Form 10-KSB for the period ended December 31, 2001 filed with the Securities and Exchange Commission. The following describes the application of accounting principles that have a significant impact on our consolidated financial statements:

     Revenue Recognition - We recognize revenue generated from the sale of our Mangomind and fileTRUST services as the services are provided to our end customers. We recognize revenues generated from the sale of our Cachelink and Mangomind Enterprise Server Software product when pervasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable.

     Going Concern Assumption - The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If the consolidated financial statements were prepared on liquidation basis, the carrying value of our assets and liabilities would be adjusted to net realizable amounts. In addition, the classification of the assets and liabilities would be adjusted to reflect the liquidation basis of accounting.

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

Costs and Expenses

     Cost of software license revenues and cost of services - Cost of software license revenues primarily consist of disk replication costs and other costs we incur in connection with sales of Cachelink. Cost of services consist solely of the expenses we incur to administer the Mangomind and fileTRUST services. These expenses consist primarily of salaries and related personnel costs, the cost of our outsourced data center and the license royalties we pay to our e-security software provider for the 128-bit encryption used in the Mangomind service and the Mangomind Enterprise Server Software.

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

     Reductions in Force - We have reduced our work force on three separate occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. Effective April 23, 2001, we reduced our work force by twenty-five (25) employees, or approximately 40% of our then existing work force. Effective June 28, 2002, we reduced our work force by twenty (20) employees, or approximately 50% of our existing work force. Our remaining twenty
(20) employees took a ten percent reduction in salary. Effective August 5, 2002, we reduced our work force to thirteen (13) employees.

Results of Operations - Three Months Ended June 30, 2002 and 2001

     Revenues for the three months ended June 30, 2002 increased $57,289 or 96% to $117,259 from $59,970 for the comparable period in 2001. The increase in our revenues was attributable to a $106,816 increased in service revenue offset by a decrease in software license revenue of $49,527 over the two periods. Customers representing more than 10% of our revenues for the three-month period ended June 30, 2002 were FleetBoston, New York Life Insurance Company ("New York Life") and Veritas Software Corporation ("Veritas"), approximately 32%, 17% and 14%, respectively. In 2001, sales under our July 13, 2000 Value Added Reseller Agreement with 3Com Corporation ("3Com") represented approximately 90% of our revenues for the three months ended June 30, 2001. No other customer accounted for more than 10% of our revenues for either period.

     We recognized $5,553 in software license revenues for the three months ended June 30, 2002 as compared to $55,080 during the same period in 2001, a decrease of $49,527. This decrease was primarily due to the decline in software license sales of our Cachelink product. In 2001, sales of Cachelink to 3Com were $54,000 during the three-month period ended June 30, 2001. We concluded our reselling agreement with 3Com in 2001. We are currently seeking alternative channels to distribute the Cachelink product.

     In May 2002, we launched our Mangomind Enterprise Server Software product. We completed a $113,700 sale of this product to New York Life, which we will recognize over the period of the maintenance contract, twelve (12) months. We deferred $108,965 of this sale at June 30, 2002.

     We recognized $70,692 from the sale of our Mangomind service and $41,014 from the sale of our fileTRUST service during the three months ended June 30, 2002. During the same period in 2001, we recognized $4,890 from the sale of our Mangomind service.

     We incur cost of software license revenues when we ship electronic media and other Cachelink product materials under our agreement with 3Com. For the three months ended June 30, 2001, we incurred $9,844 in disk replication costs in connection with our sales of $54,000 to 3Com. There were no such costs incurred in the three-month period ended June 30, 2002.

     Cost of services for the three months ended June 30, 2002 decreased $66,712 or 23% to $227,615 compared to $294,327 for the comparable period in 2001. The decrease in the cost of delivering our services was primarily a result of our continued overhead reductions, our switch to a lower cost data center and decreased personnel costs as a result of our April 2001 work force reduction.

     Engineering and development expense for the three-month period ended June 30, 2002 decreased $118,056 or 13% to $802,602 from $920,658 for the comparable period in 2001. The decrease in engineering and development expense was primarily a result of our April 2001 work force reduction.

     For the three-month period ended June 30, 2002, other operating expenses including selling and marketing and general and administrative expenses decreased $658,061or 36% to $1,194,712 compared with $1,852,773 for the comparable period in 2001. The decrease in other operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants in addition to reductions in our marketing, selling and general and administrative personnel associated with our April 2001 work force reduction.

     Stock-based compensation expense of $174,349 was recorded for the three-month period ended June 30, 2002 compared to $264,614 for the comparable period in 2001. The decrease in this expense was primarily attributable to the decrease in the number of outstanding employee stock options subject to compensation expense as well as the decline in the market price of our common stock and its effect on employee stock options accounted for as variable awards (see footnote 3 to the condensed consolidated financial statements).

     Our loss from operations decreased $1,000,227 to $2,282,019 for the three-month period ended June 30, 2002 compared with a loss from operations of $3,282,246 for the comparable period in 2001 as a result of the above factors.

     Interest income decreased $122,243 to $18,805 for the three months ended June 30, 2002 compared to $141,048 for the three months ended June 30, 2001. The decrease was attributable to the reduced balances of our interest-bearing cash accounts as a result of our use of cash in operations as well as a decrease in the rate of return on our investments in 2002 as compared to 2001.

Results of Operations - Six Months Ended June 30, 2002 and 2001

     Revenues for the six months ended June 30, 2002 increased $10,127 to $208,727 compared with $198,600 for the comparable period in 2001. The increase in our revenues was attributable to a $185,424 increase in service revenue offset by a $175,297 decrease in software license revenue. Customers representing more than 10% of our revenues for the six-month period ended June 30, 2002 were FleetBoston, New York Life, and Veritas, approximately 28%, 20% and 15%, respectively. In 2001, sales to 3Com and Kacom, Inc., a Korea-based systems integrator, represented approximately 73% and 13% of our revenues. No other customer accounted for more than 10% of our revenues for either period.

     Prior to our fiscal year ending December 31, 2002, the majority of our revenues were generated from the sale of the Cachelink product. Sales generated under our Value Added Reseller Agreement with 3Com of $144,000 and sales to Kacom of $25,500 represented approximately 73% and 13%, respectively, of our total revenues for the six-month period ended June 30, 2001. We concluded our agreement with 3Com in 2001. In May 2002, we launched our Mangomind Enterprise Server Software product. We completed a $113,700 sale of this product to New York Life, which we will recognize over the period of the maintenance contract, twelve (12) months. We deferred $108,965 of this sale at June 30, 2002.

     We recognized $138,785 from the sale of our Mangomind service and $62,889 from the sale of our fileTRUST service during the six months ended June 30, 2002. During the same period in 2001, we recognized $16,250 from the sale of our Mangomind service.

     Cost of software license revenues for the six months ended June 30, 2001 consisted primarily of disk replication costs incurred in connection with our sales of Cachelink to 3Com. There were no such costs incurred in the six-month period ended June 30, 2002.

     Cost of services for the six months ended June 30, 2002 decreased $246,366 or 37% to $425,776 compared to $672,142 for the comparable period in 2001. The decrease in the cost of delivering our services was primarily a result of our continued overhead reductions, our switch to a lower cost data center and decreased personnel costs as a result of our April 2001 work force reduction.

     Engineering and development expenses for the six months ended June 30, 2002 decreased $553,342 or 27% to $1,497,335 from $2,050,677 for the comparable period in 2001. The decrease in engineering and development expense was primarily a result of our April 2001 work force reduction.

     Other operating expenses including selling and marketing and general and administrative expenses for the six months ended June 30, 2002 decreased $1,461,585 or 37% to $2,523,053 compared with $3,984,638 for the comparable period in 2001. The decrease in other operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants in addition to reductions in our marketing, selling and general and administrative personnel associated with our April 2001 work force reduction.

     Stock-based compensation expense of $355,448 was recorded for the six-month period ended June 30, 2002 compared to $765,887 for the comparable period in 2001. The decrease in this expense was primarily attributable to the decrease in the number of outstanding employee stock options subject to compensation expense as well as the decline in the market price of our common stock and its effect on employee stock options accounted for as variable awards (see footnote 3 to the condensed consolidated financial statements).

     Our loss from operations decreased $2,707,703 to $4,592,885 for the six-month period ended June 30, 2002 compared with a loss from operations of $7,300,588 for the comparable period in 2001 as a result of the above factors.

     Interest income decreased $317,816 to $47,237 for the six months ended June 30, 2002 compared to $365,053 for the six months ended June 30, 2001. The decrease was attributable to the reduced balances of our interest-bearing cash accounts as a result of our use of cash in operations as well as a decrease in the rate of return on our investments in 2002 as compared to 2001.

Financial Condition, Liquidity and Capital Resources

     We were formed in June 1995 and, since our formation, have raised approximately $74.2 million in gross proceeds as of June 30, 2002 through the private placement of debt and equity securities.

     In addition, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity.

     At June 30, 2002, we had a cash balance of approximately $3.0 million and working capital of approximately $1.9 million. Excluding our facility lease and other minor equipment leases with aggregate annual commitments totaling approximately $453,000 in 2002 and $192,000 in 2003, we do not have any long-term obligations.

     In June 2002, we retained Adams, Harkness & Hill, Inc., an investment bank, to provide investment banking and financial advisory services.

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

     As shown in the unaudited condensed consolidated financial statements, during the six months ended June 30, 2002 and 2001, we incurred net losses of $4,545,648 and $6,935,535, respectively. Cash used in operations during the six months ended June 30, 2002 and 2001 was $3,730,987 and $6,263,239, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating
Losses.

     We have a history of substantial operating losses and an accumulated deficit of approximately $85.7 million as of June 30, 2002. For the six months ended June 30, 2002 and the year ended December 31, 2001, our net losses were $4.5 million and $11.2 million, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses and expect cumulative losses to increase substantially as our marketing, sales, and research and development efforts expand. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Our Performance Depends On Market Acceptance Of Our Products.

     We expect to derive a substantial portion of our future revenues from the sales of the Mangomind and fileTRUST services as well as the Mangomind Enterprise Server Software. If markets for our products and services fail to develop, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

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

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

   Exhibit
   Number                          Description of Exhibit

      2.1   Agreement and Plan of Merger by and among First American Clock Co.,
            MangoSoft Corporation and MangoMerger Corp., dated as of August
            27, 1999.(1)
      3.1   Articles of Incorporation, as amended.(2)
      3.2   By-laws. (2)
       10   Lease of Westborough Office Park, Building Five, dated November 10,
            1995. (3)
       16   Letter on Change in Certifying Accountant.(4)
       21   Subsidiary of the Registrant.(2)
     99.1   1999 Incentive Compensation Plan, as amended and restated on May 1,
            2000.(2)
     99.2   Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000.(2)
     99.3   Form of Warrant Agreement.(2)
     99.4   Value Added Reseller Agreement, dated July 14, 2000, between
            MangoSoft, Inc. and 3Com Corporation.(5)

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

August 14, 2002                    MANGOSOFT, INC.

                                    /s/ Robert E. Parsons
                                        -----------------
                                        Robert E. Parsons
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                          Officer)