Form 10QSB
period 2002-09-30
MANGOSOFT INC
filed 2002-11-12
CIK 947969

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                For the Quarterly Period Ended September 30, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                    For the Transition Period From    To

                         Commission File Number: 0-30781

                                 MANGOSOFT, INC.
        (Exact name of small business issuer as specified in its charter)


            Nevada                                       87-0543565
  (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

      12 Pine Street Extension
             Nashua, NH                                     03060
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

    Common Stock                                   27,352,033 Shares
   $0.001 Par Value                        (Outstanding on November 10, 2002)

                         MANGOSOFT, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB

                                                                                                   Page
PART I.  FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements (unaudited):

Balance Sheets as of September 30, 2002 and December 31, 2001 ....................................   3
Statements of Operations for the Three Months Ended September 30, 2002 and 2001 ..................   4
Statements of Operations for the Nine Months Ended September 30, 2002 and 2001 ...................   5
Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 ...................   6
Notes to the Condensed Consolidated Financial Statements .........................................   7

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ...  11

ITEM 3 - Controls and Procedures .................................................................  19

PART II  OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K. .......................................................  20

Signature ........................................................................................  22


                         MANGOSOFT, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30,      December 31,
                                                             2002               2001
                                                             ----               ----
                                                         (Unaudited)
                               ASSETS

Current Assets:
     Cash and cash equivalents .......................    $  1,406,034       $  6,911,906
     Short-term investments ..........................         458,329                 --
     Accounts receivable .............................          27,401             41,925
     Prepaid expenses and other current assets .......         151,311            199,653
                                                          ------------       ------------
          Total current assets .......................       2,043,075          7,153,484
Property and equipment - net .........................         331,772            875,533
Intangibles - net ....................................         255,888                 --
Other assets .........................................          37,845              2,400
                                                          ------------       ------------
               Total .................................    $  2,668,580       $  8,031,417
                                                          ============       ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ................................    $    793,400       $    772,919
     Accrued compensation ............................          11,521            309,426
     Other accrued expenses and current liabilities ..         255,023            154,683
                                                          ------------       ------------
          Total current liabilities ..................       1,059,944          1,237,028
                                                          ------------       ------------

Commitments and contingencies

Stockholders' Equity:
     Common stock ....................................          27,352             27,002
     Additional paid-in capital ......................      89,157,000         89,560,431
     Deferred compensation ...........................       (544,182)        (1,678,303)
     Accumulated deficit .............................    (87,031,534)       (81,114,741)
                                                          -----------        -----------
          Total stockholders' equity .................       1,608,636          6,794,389
                                                          ------------       ------------
               Total .................................    $  2,668,580       $  8,031,417
                                                          ============       ============

    See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Three Months Ended September 30,
                                                                                --------------------------------
                                                                                2002                        2001
                                                                                ----                        ----
                                                                                       (Unaudited)
Software license revenues ...........................................      $      21,250              $      67,785
Service revenues ....................................................            124,352                     20,004
                                                                           -------------              -------------
     Total revenues                                                              145,602                     87,789
Costs and expenses:
  Cost of software license revenues .................................                 --                     11,167
  Cost of services (1) ..............................................            136,147                    190,486
  Engineering and development (1) ...................................            277,803                    604,154
  Selling and marketing (1) .........................................            128,314                    292,111
  General and administrative (1) ....................................            641,943                    933,258
  Equipment write-down ..............................................            219,605                         --
  Stock-based compensation expense ..................................            123,592                    190,778
                                                                           -------------              -------------
     Loss from operations ...........................................        (1,381,802)                (2,134,165)
Interest income .....................................................             10,657                     94,681
                                                                           -------------              -------------
Net loss ............................................................      $ (1,371,145)              $ (2,039,484)
                                                                           =============              =============

Net loss per share  - basic and diluted .............................      $      (0.05)              $      (0.08)
Weighted average shares outstanding - basic and diluted .............         27,352,033                 26,969,901

(1) Excludes stock-based compensation expense as follows:
      Cost of services ..............................................      $       4,875              $      15,475
      Engineering and development ...................................             36,850                     54,958
      Selling and marketing .........................................                449                     13,875
      General and administrative ....................................             81,418                    106,470




    See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                 2002                       2001
                                                                                 ----                       ----
                                                                                       (Unaudited)

Software license revenues ............................................     $      28,303              $     250,135
Service revenues .....................................................           326,026                     36,254
                                                                           -------------              -------------
     Total revenues ..................................................           354,329                    286,389
Costs and expenses:
  Cost of software license revenues ..................................                --                     37,011
  Cost of services (1) ...............................................           561,923                    862,628
  Engineering and development (1) ....................................         1,775,138                  2,654,831
  Selling and marketing (1) ..........................................           698,477                  1,585,192
  General and administrative (1) .....................................         2,594,833                  3,624,815
  Equipment write-down ...............................................           219,605                         --
  Stock-based compensation expense ...................................           479,040                    956,665
                                                                           -------------              -------------
     Loss from operations ............................................       (5,974,687)                (9,434,753)
Interest income ......................................................            57,894                    459,734
                                                                           -------------              -------------
Net loss .............................................................     $ (5,916,793)              $ (8,975,019)
                                                                           =============              =============

Net loss per share  - basic and diluted ..............................     $      (0.22)              $      (0.33)
Weighted average shares outstanding - basic and diluted ..............        27,298,987                 26,961,424

(1) Excludes stock-based compensation expense as follows:
      Cost of services ...............................................      $     37,125              $      55,367
      Engineering and development ....................................           179,886                    262,674
      Selling and marketing ..........................................            16,417                    193,626
      General and administrative .....................................           245,612                    444,998




     See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                 2002                       2001
                                                                                 ----                       ----
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .................................................................    $(5,916,793)            $ (8,975,019)
Adjustments to reconcile net loss to net cash used by
  operating activities:
    Depreciation, amortization and equipment write-down ..................        708,775                 404,155
    Stock-based compensation .............................................        479,040                 956,665
    Increase (decrease) in cash from the change in:
      Accounts receivable ................................................         14,524                 (78,148)
      Prepaid expenses and other current assets ..........................         48,342                 (52,085)
      Accounts payable ...................................................         20,481                (442,331)
      Accrued compensation ...............................................       (297,905)                 80,951
      Other accrued expenses and current liabilities .....................        100,340                (113,169)
                                                                              -----------             -----------
          Net cash used by operating activities ..........................     (4,843,196)             (8,218,981)
                                                                              -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment ....................................        (29,347)               (200,681)
Cash paid for fileTRUST assets ...........................................       (175,000)                     --
Short-term investments ...................................................       (458,329)                     --
                                                                              -----------              ----------
          Net cash used by investing activities ..........................       (662,676)               (200,681)
                                                                              -----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock ...........................             --                   8,471
                                                                              -----------              ----------
          Net cash provided by financing activities ......................             --                   8,471
                                                                              -----------              ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS ................................     (5,505,872)             (8,411,191)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD .................................................................      6,911,906              17,354,025
                                                                              -----------              ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................    $ 1,406,034              $8,942,834
                                                                              ===========              ==========


NON CASH ACTIVITIES:
  Fair value of common stock and warrants issued in
    connection with the purchase of the fileTRUST assets .................    $  252,000               $       --
                                                                              ===========              ==========

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

     As shown in the unaudited condensed consolidated financial statements, during the nine months ended September 30, 2002 and 2001, the Company incurred net losses of $5,916,793 and $8,975,019, respectively. Cash used in operations during the nine months ended September 30, 2002 and 2001 was $4,843,196 and $8,218,981, respectively. These factors, among others, raise significant doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

2. RECENT DEVELOPMENTS

     The Company has reduced its work force on four separate occasions since April 23, 2001. Effective April 23, 2001, the Company implemented an approximately 40% reduction in its work force. In connection with this work force reduction, the Company eliminated the positions held by two members of senior management in addition to twenty-three (23) other employees. Effective June 28, 2002, the Company implemented an approximate 50% reduction in its existing work force. The remaining twenty (20) employees took a ten percent reduction in salary. Effective July 29, 2002, the Company reduced its work force by approximately 35% to thirteen (13) persons. In connection with this work force reduction, the Company eliminated the positions held by two members of senior management. Effective September 30, 2002, the Company reduced its work force to three (3) persons. In connection with this work force reduction, the Company eliminated the positions held by two members of senior management.

     In conjunction with its September 30, 2002 work force reduction, the Company executed an Information Management Services Agreement with Built Right Networks LLC ("Right Networks") whereby Right Networks will support the Company's information technology infrastructure, its billable services infrastructure, software code base and reseller network. In addition, Right Networks executed a standard commissioned reseller agreement with the Company to continue to resell the Company's products and services. The principals of Right Networks are all former Company employees, including its former Vice President of Sales.

3. BUSINESS COMBINATION

     On February 11, 2002, the Company acquired the fileTRUST online data storage service and related assets from FleetBoston Financial Corporation ("FleetBoston"). Under the terms of the purchase, the Company paid $175,000 in cash, issued 350,000 shares of the Company's common stock and warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $0.53 per share. The aggregate fair value of the common stock was $182,000, which was based on the closing price of the Company's common stock on February 11, 2002. The aggregate fair value of the warrants was $70,000, which was determined using the Black-Scholes valuation model using the following assumptions: expected life of the warrants, 5 years; volatility, 127%; and the risk free interest rate, 4.25%.

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

     The total aggregate consideration rendered for this transaction totaled approximately $427,000. The Company has not completed its final allocation of the purchase price to the net assets acquired. The following presents the preliminary allocation of the purchase price:

Cash paid .......................................    $ 175,000
Fair value of common stock issued ...............      182,000
Fair value of warrants issued ...................       70,000
                                                     ---------

Purchase price ..................................    $ 427,000
                                                     =========

Software and acquired technology ................    $ 329,000
Computer equipment ..............................       54,000
Other identifiable intangible assets ............       44,000
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

4. STOCK-BASED COMPENSATION

     The Company accounts for stock options granted to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, stock options that include stock appreciation rights ("SARs") are accounted for as variable awards and compensation expense is measured at each reporting date based on the difference between the exercise price and the market price of the common stock. For unvested awards, compensation expense is recognized over the vesting period; for vested awards, compensation expense is adjusted up or down at each reporting date based on changes in the market price of the common stock. At September 30, 2002 and 2001, there were 1,667,272 and 2,683,611 outstanding options, respectively, to purchase the Company's common stock that included SARs.

     On April 3, 2001, the Company's Board of Directors resolved to reprice options to purchase 2,584,167 shares of the Company's common stock. The options were originally issued between October 1999 and December 2000 and had exercise prices ranging from $1.88 to $5.00 per share. The exercise price for these options was reduced to $1.03, the closing market value of the Company's common stock as of the repricing date. The repriced options continue to vest according to the original grant date. These options are now accounted for as variable awards, similar to the SARs. At September 30, 2002 and 2001, there were 1,330,981 and 2,080,851 outstanding options, respectively, to purchase the Company's common stock that were repriced and subject to variable plan accounting.

     During the nine months ended September 30, 2002, the Company recorded stock-based compensation expense of $479,040. This expense represents the amortization of deferred stock-based compensation recognized as the result of the Company's issuance of stock options to employees at exercise prices less than the quoted market price on the grant date. During the nine months ended September 30, 2001, the stock-based compensation expense totaled $956,665. This expense was due primarily to the amortization of $794,638 in fixed awards. In addition, stock-based compensation of $158,449 was recognized in connection with the Company's issuance of 163,730 options to non-employees in lieu of cash compensation. The remainder of the stock-based compensation expenses was recorded as a result of the effects of the decrease in the quoted market price of the Company's common stock and its effect on outstanding stock options accounted for as variable awards.

     The Company did not record any stock-based compensation on stock options accounted for as variable awards for the nine months ended September 30, 2002 because the closing market price of the Company's common stock was less than the exercise price of these options.

5. EQUIPMENT WRITE-DOWN

     As a result in the Company's shift in outsourced data centers, the Company changed its billable service's infrastructure configuration and therefore the computer equipment requirements used to operate these services. The Company recorded a $219,605 charge during the three-month period ended September 30, 2002 primarily as a result of a write-down of certain computer hardware and related equipment no longer used in these operations. The Company believes that the net book value of these assets may not be recovered through expected future cash flows from their use and eventual disposition, therefore the Company wrote down these assets.

6. NET LOSS PER COMMON SHARE

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

     For the nine months ended September 30, 2002 and 2001, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

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

     In May 2002, we launched our Mangomind(R) Enterprise Server Software. The Mangomind Enterprise Server Software extends the Mangomind service to medium to large sized organizations that require data to be stored behind their corporate firewall. The Mangomind Enterprise Server Software integrates easily into existing networks and data centers and is scalable for organizations of any size.

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

     The adverse economic environment and our need to conserve capital have forced us to reduce our work force and restructure our operations on several occasions over the past two years. Effective September 30, 2002, we have three
(3) employees and have outsourced our information technology infrastructure, billable services infrastructure, software code base and reseller network to a third party whose principals are all former employees. We believe that this outsourced relationship will not impair our ability to deliver our products and services.

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

     Reductions in Force - We have reduced our work force on four separate occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. Effective April 23, 2001, we reduced our work force by twenty-five (25) employees, or approximately 40% of our then existing work force. Effective June 28, 2002, we reduced our work force by twenty (20) employees, or approximately 50% of our existing work force. Our remaining twenty
(20) employees took a ten percent reduction in salary. Effective July 29, 2002, we reduced our work force to thirteen (13) employees. Effective September 30, 2002, we reduced our work force to three (3) employees.

Results of Operations - Three Months Ended September 30, 2002 and 2001

     Revenues for the three months ended September 30, 2002 increased $57,813 or 66% to $145,602 from $87,789 for the comparable period in 2001. The increase in our revenues was attributable to a $104,348 increased in service revenue offset by a decrease in software license revenue of $46,535 over the two periods. Customers representing more than 10% of our revenues for the three-month period ended September 30, 2002 were FleetBoston, New York Life Insurance Company ("New York Life") and Veritas Software Corporation ("Veritas"), approximately 32%, 24% and 14%, respectively. In 2001, sales under our July 13, 2000 Value Added Reseller Agreement with 3Com Corporation ("3Com") represented approximately 77% of our revenues for the three months ended September 30, 2001. No other customer accounted for more than 10% of our revenues for either period.

     We recognized $21,250 in software license revenues for the three months ended September 30, 2002 as compared to $67,785 during the same period in 2001, a decrease of $46,535. This decrease was primarily due to the decline in software license sales of our Cachelink product. In 2001, sales of Cachelink to 3Com represented all software license revenue for that period. We concluded our reselling agreement with 3Com in 2001. We are currently seeking alternative channels to distribute the Cachelink product.

     In May 2002, we launched our Mangomind Enterprise Server Software product. In June 2002, we completed a $113,700 sale of this product to New York Life, which we will recognize over the period of the maintenance contract, twelve (12) months. We recognized $21,250 in software license revenue and $7,175 in service revenue for the three-month period ended September 30, 2002. We deferred approximately $79,500 of this sale at September 30, 2002.

     We recognized $82,088 from the sale of our Mangomind service and $42,264 from the sale of our fileTRUST service during the three months ended September 30, 2002. During the same period in 2001, we recognized $20,004 from the sale of our Mangomind service.

     We incur cost of software license revenues when we ship electronic media and other Cachelink product materials under our agreement with 3Com. For the three months ended September 30, 2001, we incurred $11,167 in disk replication costs in connection with our sales of $67,785 to 3Com. There were no such costs incurred in the three-month period ended September 30, 2002.

     Cost of services for the three months ended September 30, 2002 decreased $54,339 or 29% to $136,147 compared to $190,486 for the comparable period in 2001. The decrease in the cost of delivering our services was primarily a result of our continued overhead reductions, our switch to a lower cost data center and decreased personnel costs as a result of our work force reductions.

     Engineering and development expense for the three-month period ended September 30, 2002 decreased $326,351 or 54% to $277,803 from $604,154 for the comparable period in 2001. The decrease in engineering and development expense was primarily a result of our work force reductions.

     For the three-month period ended September 30, 2002, other operating expenses including selling and marketing and general and administrative expenses decreased $455,112 or 37% to $770,257 compared with $1,225,369 for the comparable period in 2001. The decrease in other operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions.

     We recorded a $219,605 charge during the three months ended September 30, 2002 primarily related to out write-down of certain computer hardware and related equipment that was no longer used in our operations. As a result of our shift in outsourced data centers, we significantly changed the configuration and therefore the computer equipment requirements used to operate our billable services infrastructure. As the net book value of these assets may not be recovered through the expected future cash flows from their use and eventual disposition, we wrote down these assets.

     Stock-based compensation expense of $123,592 was recorded for the three-month period ended September 30, 2002 compared to $190,778 for the comparable period in 2001. The decrease in this expense was primarily attributable to the decrease in the number of outstanding employee stock options subject to compensation expense as well as the decline in the market price of our common stock and its effect on employee stock options accounted for as variable awards (see note 4 to the condensed consolidated financial statements).

     Our loss from operations decreased $752,363 to $1,381,802 for the three-month period ended September 30, 2002 compared with a loss from operations of $2,134,165 for the comparable period in 2001 as a result of the above factors.

       Interest income decreased $84,024 to $10,657 for the three months ended September 30, 2002 compared to $94,681 for the three months ended September 30, 2001. The decrease was attributable to the reduced balances of our interest-bearing cash and cash equivalent accounts as a result of our use of cash in operations.

Results of Operations - Nine Months Ended September 30, 2002 and 2001

     Revenues for the nine months ended September 30, 2002 increased $67,940 to $354,329 compared with $286,389 for the comparable period in 2001. The increase in our revenues was attributable to a $289,772 increase in service revenue offset by a $221,832 decrease in software license revenue. Customers representing more than 10% of our revenues for the nine-month period ended September 30, 2002 were FleetBoston, New York Life, and Veritas, approximately 27%, 20% and 14%, respectively. In 2001, sales to 3Com represented approximately 74% of our revenues. No other customer accounted for more than 10% of our revenues for either period.

     Prior to our fiscal year ending December 31, 2001, the majority of our revenues were generated from the sale of the Cachelink product. Sales generated under our Value Added Reseller Agreement with 3Com of $211,785 represented approximately 74% of our total revenues for the nine-month period ended September 30, 2001. We concluded our agreement with 3Com in 2001. In May 2002, we launched our Mangomind

Enterprise Server Software product. In June 2002, we completed a $113,700 sale of this product to New York Life, which we will recognize over the period of the maintenance contract, twelve (12) months. We deferred approximately $79,500 of this sale at September 30, 2002.

     We recognized $220,873 from the sale of our Mangomind service and $105,153 from the sale of our fileTRUST service during the nine months ended September 30, 2002. During the same period in 2001, we recognized $36,254 from the sale of our Mangomind service.

     Cost of software license revenues for the nine months ended September 30, 2001 consisted primarily of disk replication costs incurred in connection with our sales of Cachelink to 3Com. There were no such costs incurred in the nine-month period ended September 30, 2002.

     Cost of services for the nine months ended September 30, 2002 decreased $300,705 or 35% to $561,923 compared to $862,628 for the comparable period in 2001. The decrease in the cost of delivering our services was primarily a result of our continued overhead reductions, our switch to a lower cost data center and decreased personnel costs as a result of our work force reductions.

     Engineering and development expenses for the nine months ended September 30, 2002 decreased $879,693 or 33% to $1,775,138 from $2,654,831 for the comparable period in 2001. The decrease in engineering and development expense was primarily a result of our work force reductions.

     Other operating expenses including selling and marketing and general and administrative expenses for the nine months ended September 30, 2002 decreased $1,916,697 or 37% to $3,293,310 compared with $5,210,007 for the comparable period in 2001. The decrease in other operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions.

     Stock-based compensation expense of $479,040 was recorded for the nine-month period ended September 30, 2002 compared to $956,665 for the comparable period in 2001. The decrease in this expense was primarily attributable to the decrease in the number of outstanding employee stock options subject to compensation expense as well as the decline in the market price of our common stock and its effect on employee stock options accounted for as variable awards (see note 4 to the condensed consolidated financial statements).

     We recorded a $219,605 charge during the nine months ended September 30, 2002 primarily related to out write-down of certain computer hardware and related equipment that was no longer used in our operations. As a result of our shift in outsourced data centers, we significantly changed the configuration and therefore the computer equipment requirements used to operate our billable services infrastructure. As the net book value of these assets may not be recovered through the expected future cash flows from their use and eventual disposition, we wrote down these assets.

     Our loss from operations decreased $3,460,066 to $5,974,687 for the nine-month period ended September 30, 2002 compared with a loss from operations of $9,434,753 for the comparable period in 2001 as a result of the above factors.

       Interest income decreased $401,840 to $57,894 for the nine months ended September 30, 2002 compared to $459,734 for the nine months ended September 30, 2001. The decrease was attributable to the reduced balances of our interest-bearing cash and cash equivalent accounts as a result of our use of cash in operations.

Financial Condition, Liquidity and Capital Resources

     We were formed in June 1995 and, since our formation, have raised approximately $74.2 million in gross proceeds as of September 30, 2002 through the private placement of debt and equity securities.

     In addition, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity.

     At September 30, 2002, we had a cash balance of approximately $1.4 million and working capital of approximately $1.0 million. In September 2002, we invested approximately $0.5 million in short-term, interest-bearing investments as a means to increase returns on our capital. Excluding our facility lease and other minor equipment leases with aggregate annual commitments totaling approximately $453,000 in 2002 and $192,000 in 2003, we do not have any long-term obligations.

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

     As shown in the unaudited condensed consolidated financial statements, during the nine months ended September 30, 2002 and 2001, we incurred net losses of $5,916,793 and $8,975,019, respectively. Cash used in operations during the nine months ended September 30, 2002 and 2001 was $4,843,196 and $8,218,981, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating
Losses.

     We have a history of substantial operating losses and an accumulated deficit of approximately $87.0 million as of September 30, 2002. For the nine months ended September 30, 2002 and the year ended December 31, 2001, our net losses were $5.9 million and $11.2 million, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

We May Need Additional Financing.

     We may require additional capital to finance our future operations. We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.

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

ITEM 3.   CONTROLS AND PROCEDURES

     We continue to review our internal controls and procedures and the effectiveness of those controls. Within the ninety (90) day period prior to the date of this report, we conducted an evaluation, under the supervision of and with the participation of our Chief Executive Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer (principal financial and accounting officer) concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings.

     There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit
Number                              Description of Exhibit

 2.1 Agreement and Plan of Merger by and among First American Clock Co., MangoSoft Corporation and MangoMerger Corp., dated as of
       August 27, 1999. (1)
 3.1   Articles of Incorporation, as amended. (2)
 3.2   By-laws. (2)
  10   Lease of Westborough Office Park, Building Five, dated
       November 10, 1995. (3)
  16   Letter on Change in Certifying Accountant. (4)
  21   Subsidiary of the Registrant. (2)
99.1 1999 Incentive Compensation Plan, as amended and restated on May 1, 2000. (2)
99.2 Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (2)
99.3   Form of Warrant Agreement. (2)
99.4 Value Added Reseller Agreement, dated July 14, 2000, between MangoSoft, Inc. and 3Com Corporation. (5)
99.5 Asset Purchase Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (6)
99.6 Warrant Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (6)
99.7   Officer Certification.

(1) Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.
(2) Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby incorporated by reference thereto.
(3) Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.
(4) Filed as an exhibit to our Current Report on Form 8-K/A for an event dated January 11, 2000 and hereby incorporated by reference thereto.
(5) Filed as an exhibit to our Registration Statement on Form 10-SB/A, filed August 30, 2000, and hereby incorporated by reference thereto.
(6) Filed as an exhibit to our Quarterly Report filed August 14, 2002 for the quarter ended September 30, 2002 and hereby incorporated by reference thereto.

(b)  Reports on Form 8-K:

     On September 27, 2002, we filed on Form 8-K that we entered into an Account Purchase Agreement with Plaintiff Funding Corporation as a means to increase returns on our working capital.

     On September 27, 2002, we filed on Form 8-K that we engaged Stowe & Degon as our new independent accountants.

     On September 18, 2002, we filed on Form 8-K that Deloitte & Touche LLP ("Deloitte") resigned as our independent accountants on September 16, 2002. Deloitte's reports on our consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion. Furthermore, such reports were not qualified or modified as to audit scope or accounting principles. The report for the year ended December 31, 2001 contained an explanatory paragraph indicating that conditions existed that raised significant doubt with respect to our ability to continue as a going-concern. There were no disagreements between us and Deloitte during any period preceding Deloitte's resignation on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure.

     On September 12, 2002, we filed on Form 8-K that Tony Coehlo, Ira Goldstein, Paul O'Brien (Co-Chairman), Nick Treddinick and Selig Zises resigned their positions on our Board of Directors effective September 3, 2002. Dale Vincent, our President and Chief Executive Office, is the one remaining director.

     On August 7, 2002, we filed on Form 8-K a notification that we reduced our work force to thirteen (13) persons, which represented an approximate 35% reduction in our personnel effective July 29, 2002. In connection with this work force reduction, we eliminated the positions held by Dr. Donald A. Gaubatz, Senior Vice President and Chief Operating Officer, and Dan Dietterich, Vice President of Engineering and Research.

     On July 2, 2002, we filed on Form 8-K a notification that we reduced our work force to twenty (20) persons, which represented an approximate 50% reduction in our personnel effective June 28, 2002. Our remaining employees took a ten percent reduction in salary. In an unrelated matter, we announced that we retained Adams, Harkness & Hill, Inc., an investment bank, to provide us banking and financial advisory services.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2002                       MANGOSOFT, INC.

                                        /S/  DALE VINCENT
                                            ----------------------------------
                                             Dale Vincent
                                             Chief Executive Officer
                                             (Principal Financial and Accounting
                                              Officer)


CERTIFICATION:

I, Dale Vincent, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MangoSoft, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Dale Vincent
-----------------------
Chief Executive Officer