Form 10KSB
period 2002-12-31
MANGOSOFT INC
filed 2003-03-31
CIK 947969

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                   FORM 10-KSB

[x] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934.
                  For the Fiscal Year Ended December 31, 2002

                                       or

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934.
                       For the Transition Period From To

                         Commission File Number: 0-30781

                                 MANGOSOFT, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                       87-0543565
   State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

       12 Pine Street Extension
               Nashua, NH                                  03060
  (Address of principal executive offices)               (Zip code)

                    Issuer's telephone number: (603) 324-0400
       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[_]

     State issuer's revenues for the most recent fiscal year: $517,020

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $1,604,355. This amount reflects the average bid and ask price of the Company's common stock on the OTCBB on March 20, 2003.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common Stock                               1,013,038 Shares
      $0.001 Par Value                      (Outstanding on March 27, 2003)

                                 MANGOSOFT, INC.

                              INDEX TO FORM 10-KSB

                                     PART I                                                              Page
ITEM 1--  Description of Business ....................................................................     3
ITEM 2--  Description of Property ....................................................................     9
ITEM 3--  Legal Proceedings ..........................................................................    10
ITEM 4--  Submission of Matters to a Vote of the Security Holders ....................................    10

                                    PART II

ITEM 5--  Market for Common Equity and Related Stockholder Matters ...................................    11
ITEM 6--  Management's Discussion and Analysis of Financial Condition and Results of
           Operations. ..............................................................................     12
ITEM 7--  Financial Statements .......................................................................    18
ITEM 8--  Changes in and Disagreements With Accountants on Accounting and Financial
           Disclosure. ..............................................................................     18

                                    PART III

ITEM 9--  Directors, Executive Officers, Promoters and Control Persons; Compliance With
           Section 16(a) of the Exchange Act ........................................................     19
ITEM 10-- Executive Compensation ....................................................................     20
ITEM 11-- Security Ownership of Certain Beneficial Owners and Management ............................     21
ITEM 12-- Certain Relationships and Related Transactions ............................................     22
ITEM 13-- Exhibits and Reports on Form 8-K ..........................................................     23
ITEM 14-- Controls and Procedures ....................................................................    24

Signatures and Officer Certification ................................................................     25

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-KSB also contains certain forward-looking statements within the meaning of the Federal Securities Laws. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors.

     Readers should pay particular attention to the considerations described in the section of this report entitled "Risk Factors" beginning on page 7 of this report. Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.

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

     Pursuant to the terms of the Merger Agreement, all of the outstanding capital stock of MangoSoft Corporation was converted into common stock of MangoSoft, Inc., par value $0.001 per share (the "Common Stock"), in accordance with the conversion rates specified in the Merger Agreement. In connection with the Merger, MangoSoft, Inc. issued 555,889 shares of Common Stock to security holders and certain debt holders of MangoSoft Corporation. As part of the Merger, we completed a private placement of 111,112 shares of common stock for net proceeds of approximately $3.1 million. We also issued 11,112 shares of common stock to the placement agent in respect of such private placement. Because First American was a non-operating entity and the closing of such private placement was contingent upon the closing of the Merger, the Merger was accounted for as a capital transaction and treated as a reverse acquisition, so that MangoSoft Corporation was deemed to have acquired First American. Accordingly, unless otherwise specified, historical references to our operations are references to the operations of MangoSoft Corporation.

     Effective March 7, 2003, MangoSoft completed a 1-for-27 reverse stock split of its common stock. As a result of this reverse stock split, our authorized shares of common stock decreased from 100,000,000 to 3,703,704.

     On March 11, 2003, MangoSoft declared a dividend distribution of one right (a "Right") to purchase one-tenth of a share of common stock, $0.001 par value, for each share of MangoSoft common stock, payable to stockholders of record on March 18, 2003. MangoSoft also authorized and directed the issuance of one Right with respect to each common share issued thereafter until the distribution date (as defined in the Rights Agreement) and, in certain circumstances, with respect to common shares issued after the distribution date. Except as set forth in the Rights Agreement, each Right, when it becomes exercisable, entitles the registered holder to purchase from MangoSoft one-tenth of a common share at a price of $125.00 per whole common share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Interwest Transfer Co., Inc., as Rights Agent, dated as of March 14, 2003.

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

BUSINESS STRATEGY

     Our technology advances have enabled us to develop software tools that enable our customers to conduct business more efficiently. Our strategy is to leverage our patented technology to establish more comprehensive distribution channels and business partnerships.

PRODUCTS

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

     MangoSoft's software and services make the Internet a better place for business. Our customers use Mangomind to easily and securely connect with remote colleagues, clients and partners around the world. In doing so, Mangomind enables its users to make smarter and faster business decisions. Mangomind provides the secure file sharing benefits of a virtual private network ("VPN") without additional hardware and configuration complexities.

     Mangomind(SM) is an adaptation of our patented Pooling technology that delivers an easy-to-use virtual file service for the Internet. Mangomind combines the familiarity of Windows applications with the power of the Internet to deliver a secure means for multiple users to access, share and store important business files. Mangomind is sold as both a service and a standalone software product. The Mangomind service provides the security of a VPN without the additional hardware and configuration complexities. This virtual file service is hosted by a leading provider of complex Internet services and provides the familiar interface of a shared network drive. The Mangomind product is sold as a software license and the typical sale includes installation, training and extended support services. The Mangomind product is intended for the enterprise customer.

     Mangomind facilitates business-to-business communications using the following features:

     . Simultaneous, multi-user file access. Mangomind is the only Internet file-sharing system that allows multiple users in any location to simultaneously access and share files.
     . Online workgroup collaboration. Mangomind allows multiple users to collaborate online using Windows database applications commonly used in accounting, contact management, calendars, appointment scheduling and project management software packages.
     . Robust, safe and secure. Mangomind allows users to set access permissions for files and folders on a Mangomind drive. Data encryption (128-bit) at the client (user) level ensures that all files are securely transmitted and stored. Service level agreements ensure that a user's files are available and protected.
     . Business level security through encryption. Access to shared files is restricted to clients authenticated by using public/private keys; each Mangomind user is authenticated using state-of-the-art private key encryption. Data is stored in encrypted form to prevent unauthorized access.
     . File access permissions. The Mangomind file system allows users to define access permissions for users or groups of users on individual drives, files and folders. Permission settings are easily specified using the same familiar Microsoft Windows procedures.

     . Familiar Windows interface. Mangomind looks and operates just like a local drive and is completely integrated with Windows. No user training is required; applications run as if on a local drive.
     . Access anytime, even when offline. When disconnected from the Internet, users can continue to work on their files offline because Mangomind caches the latest version of a file into a system's local memory. Mangomind automatically synchronizes the files when the user reconnects to the Internet.
     . High availability service. The Mangomind service provides automatic backup and restore functions, full-time customer support and service, and service level agreements to ensure high availability of the service. The Mangomind service is hosted and managed by leading service providers.

     fileTRUST(SM) is an online data storage service we purchased from FleetBoston Financial Corporation ("FleetBoston") in February 2002. fileTRUST users can access their stored files from any Internet-connected system. The fileTRUST service compliments our Mangomind service by providing our customers with a lower cost online storage system. In conjunction with our purchase of fileTRUST, we executed a two-year enterprise license agreement with FleetBoston for the internal use of fileTRUST by FleetBoston.

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

MARKETING AND SALES

     Our marketing and sales strategy is focused on small to medium size companies as well as enterprise accounts. We market our products and services primarily through a reseller channel. Effective September 30, 2002, we executed an Information Management Service Agreement (the "Outsourced Services Agreement") with Built Right Networks, LLC ("Built Right Networks"). Under the terms of the Outsourced Services Agreement, Built Right Networks now provides reseller channel management in addition to information systems and technical end-user support for our products and services. We continue to seek strategic relationships with business partners capable of rapidly expanding the distribution of our products and services in targeted industry segments.

     The success of our marketing and sales activities is dependent, among other things, on our ability to retain and attract qualified resellers and original equipment manufacturers ("OEMs") as well as the overall market perception of our products and services.

     Mangomind

     In January 2001, we commercially released our Mangomind service (version 1.5) to the business community. Since its original commercial release, the Mangomind service has been enhanced several times and is currently on version
3.1.1. In May 2002, we released Mangomind as an enterprise product to the business community. Since its release the product has been enhanced and is currently on version 3.0.

     We have identified financial services, consulting, manufacturing, healthcare, real estate and architecture as key vertical markets to focus our marketing of the Mangomind service. These industries are characterized by a high degree of interaction with workgroups outside their organization and a need for an efficient and secure means of file sharing and project collaboration. Our recruitment of resellers is targeted toward those resellers that have existing penetration within these targeted vertical markets. We offer 15-day risk-free trials to participants responding to our resellers' marketing programs. These participants have become valuable prospects for our direct sales efforts.

     The introduction of our Mangomind product has allowed our reseller channel to increase its focus on the enterprise customer. Enterprise sales are lead-driven and generally require on-site product demonstrations. An enterprise customer will then enter into a pilot implementation and ultimately a full-scale deployment. Enterprise sales are a lengthy process and may take three to six months to close. We currently have one enterprise implementation with a Fortune 100 insurance company.

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

     We are currently seeking alternative channels to distribute the Cachelink product. We have targeted the educational market as the key vertical market for the Cachelink product

PRODUCT SUPPORT

     Built Right Networks provides our end-users and reselling channel with product support under the terms of the Outsourced Services Agreement. Technical support is primarily provided through Internet communication, electronic mail and a traditional telephone support line. We depend on Built Right Networks to provide end-user support and troubleshooting. We maintain a specific reseller site on our web page that includes a frequently asked questions page and regularly updated support information for our reselling channel. Analysis of support calls is used to improve and enhance both the product and the web site content.

     Our Mangomind customers are provided with twenty-four hour customer support. Direct customer support is available through a dedicated telephone line or e-mail and is managed by Built Right Networks. In addition, we maintain certain customer support information on our web site.

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

     On November 22, 2002, we filed a complaint in United States District Court, District of New Hampshire against Oracle Corporation for infringement of two of our patents; 1) Structured Data Storage Using Globally Addressable Memory (June 29, 1999) and 2) Shared Memory Computer Networks (November 14, 2000).

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

EMPLOYEES

     As of December 31, 2002, we had 2 full-time employees. Our success is highly dependent on our ability to attract and retain qualified resellers and to retain qualified outsourced information system management. To date, we believe we have been successful in our efforts, but there is no assurance that we will continue to be as successful in the future. None of our employees are subject to collective bargaining agreements.

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

     We Have a Limited Operating History and Substantial Cumulative Operating Losses.

     We have a history of substantial operating losses and an accumulated deficit of approximately $87.5 million as of December 31, 2002. For the years ended December 31, 2002, 2001 and 2000, our losses from operations, excluding the net effects of stock-based compensation, were $6.0 million, $10.5 million and $13.9 million, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses and expect cumulative losses to increase substantially as we expand our marketing, sales and research and development efforts. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

     We Will Need Additional Financing.

     We will require substantial additional capital to finance our future operations. We can provide no assurances that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.

     Our Success Depends on Our Outsourced Services Agreement.

     Effective September 30, 2002, we outsourced the management of our internal information systems, billable services infrastructure, software code base, customer support and reseller channel management to Built Right Networks under our September 30, 2002 Information Management Services Agreement (the "Outsourced Services Agreement"). The principals of Built Right Networks are all former MangoSoft employees. Our contract represents a large majority of Built Right Networks' revenue. We can provide no assurance that Built Right Networks will remain solvent or can retain their key personnel. Built Right Network's inability to retain key personnel or to remain solvent would have a material and adverse effect on our business, financial condition and results of operations.

     Our High-Yield Investments Could Become Impaired.

     We have approximately $1.1 million invested in high-yield, secured corporate notes. These investments represent a significant portion of our total assets at December 31, 2002. Investments in high-yield corporate notes entail a higher risk of delinquency or even complete loss. No assurance can be given that we will not experience any losses or that our debtors will timely remit on the maturity of these notes. If we experience any loss or impairment on these investments, our business, financial condition and results of operations will be materially and adversely affected.

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

     We Depend on Strategic Marketing Relationships.

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

ITEM 2. DESCRIPTION OF PROPERTY

     Our principal corporate offices are located in Nashua, New Hampshire and consist of approximately 2,400 square feet of office space under a lease expiring on November 14, 2003. Our office has the capacity to accommodate approximately twenty people. Our offices are leased from Forward Journey LLC, an independent third party lessor. In 2002, we recorded approximately $31,000 in rent expense for this facility. We expect to incur approximately $35,000 in rent expense in 2003 for this facility. While this facility lease expires on November 14, 2003, we believe we can extend this facility lease into the next fiscal year.

     Our former principal corporate offices were located in Westborough, Massachusetts. In January 2002, we restructured our facility lease with Westborough Five, an independent third party lessor. As a result of this restructuring, we eliminated approximately 14,000 square feet from our then 28,000 square foot facility lease in exchange for $130,000 in cash. The restructured facility lease reduced our 2002 rent expense for this facility by approximately $251,000. In October 2002, we restructured our facility lease with Westborough Five to effectively terminate the lease. In 2002, we recorded approximately $453,000 in rent expense for this facility.

ITEM 3. LEGAL PROCEEDINGS

     On November 22, 2002, we filed a complaint, civil action number 02-CV-545, in the United States District Court, District of New Hampshire against Oracle Corporation for infringement of U.S. Patent No. 6,148,377 and U.S. Patent No. 5,918,229. The results of this litigation could have material impact on the financial position of the Company.

     Other than the matter listed above, there are no material pending legal proceedings, other than the routine litigation occurring in the normal course of operations, to which we are party or of which any of our properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended December 31, 2002 to a vote of our security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) Market Information

     Our common stock, $0.001 par value, began trading in October 1999 on the Over-The-Counter Bulletin Board Market ("OTCBB") under the symbol "MGNX." Effective March 7, 2003, our common stock began trading under the symbol "MGOF." Our symbol change is attributable to our March 7, 2003 1-for-27 reverse stock split.

     The following sets forth the high and low bid price quotations for each calendar quarter in which trading occurred during the last two fiscal years, adjusted to reflect the effects of the March 7, 2003 reverse stock split. Such quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions:

     2002                                                       High       Low
     ----                                                       ----       ---
     First Quarter ....................................        $20.25    $10.80
     Second Quarter ...................................         12.69      3.51
     Third Quarter ....................................          4.32      1.08
     Fourth Quarter ...................................          3.24      1.08

     2001                                                       High       Low
     ----                                                       ----       ---
     First Quarter ....................................        $76.68    $21.06
     Second Quarter ...................................         42.66     15.66
     Third Quarter ....................................         33.21      9.99
     Fourth Quarter ...................................         27.27     10.80

     On March 13, 2003, the last reported sale price of our common stock on the OTCBB was $1.05 per share.

(B) Holders

     As of March 13, 2003, there were approximately 400 holders of record of our common stock. This number does not include stockholders for whom shares were held in a "nominee" or "street name."

(C) Dividends

     We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying cash dividends on our common stock in the foreseeable future. It is the present intention of management to utilize all available funds for future operations.

     The only restrictions that limit the ability to pay dividends on the common stock are those imposed by corporate law. Under Nevada corporate law, no dividends or other distributions may be made which would render us insolvent or reduce assets to less than the sum of our liabilities plus the amount needed to satisfy any liquidation preference.

(D) Securities Authorized for Issuance Under Equity Compensation Plans

     The following sets forth information surrounding compensation plans in which we have authorized the future issuance of our common stock, adjusted to reflect the effects of the March 7, 2003 reverse stock split:

                                  Number of securities to be    Weighted-average exercise        Number of securities
                                   issued upon exercise of         price of outstanding        remaining available for
                                     outstanding options,      options, warrants and rights     future issuance under
                                     warrants and rights                                      equity compensation plans
                                                                                                (excluding securities
                                                                                               reflected in column (a))
                                             (a)                            (b)                          (c)
1999 Incentive
Compensation Plan, as
amended on May 1, 2000                     83,232                         $ 35.66                      206,923
Warrants to purchase common
stock issued to third parties              13,111                         $ 43.13                          N/A
                                           ------                         -------                      -------
Total                                      96,343                         $ 36.68                      206,923
                                           ======                         =======                      =======


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

     Mangomind is a multi-user, business-oriented, peer-to-peer file sharing system, allowing individual users to collaborate over the Internet across organizational boundaries in a safe and secure manner. The architecture is a blend of the manageability of client/server with the autonomy, clustering, and caching optimizations of peer-to-peer. The user experience is one of easy file sharing with colleagues through what looks like an ordinary LAN shared drive. Mangomind provides the secure file sharing benefits of a VPN without additional hardware and configuration complexities. Mangomind is sold as both a service and a standalone software product.

     fileTRUST is an online data storage service we purchased from FleetBoston in February 2002 for approximately $427,000, of which $175,000 was paid in cash and the balance in our common stock and warrants to purchase our common stock at $0.53 per share. fileTRUST users can access their stored files from any Internet-connected system. The fileTRUST service compliments our Mangomind service by providing customers with a lower cost online storage system. In conjunction with our purchase of fileTRUST, we executed a two-year enterprise license agreement with FleetBoston for the internal use of fileTRUST by FleetBoston. We expect to receive approximately $350,000 in revenues over this two-year period from the sale of the fileTRUST service to FleetBoston.

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

     Revenue Recognition - We recognize revenue generated from the sale of Cachelink when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. We recognize revenue generated from the sale of the Mangomind and fileTRUST services as the service is provided. We recognize revenue generated from the sale of the Mangomind product over the period of the first year's maintenance agreement when persuasive evidence of the arrangement exists, the price is fixed and determinable, delivery and any required installation has been completed and collection is probable.

     Investments - At December 31, 2002, we have approximately $1.1 million invested in several high-yield, secured corporate notes to better maximize our rate of return on our cash. These investments represent a significant portion of our total assets at December 31, 2002. These investments are classified as held-to-maturity and are carried at their amortized cost. Investments and maturities of less than one year are classified as short-term investments.

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

     Deferred Taxation - Because of the significant operating losses incurred and projected future operating losses, we have provided a full valuation allowance against the deferred tax assets created by our net operating loss carryforwards.

     Cost of software license revenues and cost of services - Cost of software license revenues primarily consist of disk replication costs and other costs we incur in connection with sales of Cachelink. Cost of services consist solely of the expenses we incur to administer and service the Mangomind and fileTRUST services. These expenses consist primarily of salaries and related personnel costs, the cost of our outsourced data center, the license royalties we pay to our e-security software provider for the encryption used in the Mangomind service and the fees we pay to Built Right Networks to manage our billable services infrastructure.

     Engineering and Development Expenses - Engineering and development expenses consist primarily of salaries and related personnel costs and other costs related to the design, development, testing, deployment and enhancement of our products and services. We have expensed our engineering and development costs as incurred. At December 31, 2002, there were no full time employees performing engineering or development on our products and services. Effective September 30, 2002, we have outsourced the maintenance of our billable services infrastructure as well as product and customer support to Built Right Networks.

     Other Operating Expenses - Selling and marketing expenses consist primarily of salaries and related personnel costs and additional costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At December 31, 2002, there were no full time employees performing selling and marketing activities. Our remaining two employees are performing general and administrative activities.

     Reduction in Force - We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. Effective April 23, 2001, we implemented an approximate 40% reduction in our work force. Effective June 28, 2002, we implemented an approximate 50% reduction in our then existing work force and the remaining twenty (20) employees took a ten percent reduction in their salary. Effective July 29, 2002, we reduced our work force by approximately 35% to thirteen (13) persons. Effective September 30, 2002, we reduced our work force to three (3) persons. At December 31, 2002, we had two employees, each working in a general and administrative capacity.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2002 AND 2001

     Revenue increased $186,074 from $330,946 in 2001 to $517,020 in 2002, an increase of approximately 56%. In 2002, we recognized $2,597 from the sale of the Cachelink product, $47,234 from the sale of the Mangomind product, $323,239 from the sale of the Mangomind service and $143,950 from the sale of the fileTRUST service. In 2001, we recognized $80,661 from the sale of the Mangomind service and $250,285 from the sale of the Cachelink product, of which $212,000 was generated under our July 13, 2000 Value Added Reseller Agreement with 3Com Corporation ("3Com'). The increase in revenues was primarily attributable to the increases in Mangomind and fileTRUST service revenue offset by the significant decrease in Cachelink sales. We concluded our reselling agreement with 3Com in 2001. Customers representing more than 10% of our 2002 revenues were FleetBoston, New York Life Insurance Company and Veritas Software Company, approximately 38%, 20% and 18%, respectively. In 2001, sale of Cachelink to 3Com represented 64% of our revenues. No other customer represented 10% or more of revenue in either period.

     Cost of software license revenues represents the disk replication costs we incurred in connection with our sales of Cachelink under of agreement with 3Com. In 2001, we incurred $37,011 in disk replication costs in connection with $212,000 in Cachelink sales to 3Com. We did not incur any such costs in 2002.

     Cost of services for the year ended December 31, 2002 decreased $337,700 or 33% from $1,037,765 in 2001 to $700,065 in 2002. The decrease in our cost of services is due primarily to the significant reduction in our operations personnel as a result of our 2001 and 2002 reductions in force. At December 31, 2002, we no longer have any internal personnel dedicated to maintaining our services. We have outsourced these services to Built Right Networks for approximately $30,000 each month. In addition, we will continue to incur costs of service in the area of our security license royalties and our outsourced data center.

     Engineering and development expenses decreased approximately 44% or $1,421,675 from $3,239,526 in 2001 to $1,817,851 in 2002. The decrease in engineering and development expenses is due primarily to the reductions in our engineering and development personnel headcount and its related effect on salaries and related personnel costs. At December 31, 2002, we no longer have any internal personnel dedicated to advancing our existing products and services or developing new products and services.

     Other operating expenses including selling and marketing and general and administrative expenses decreased approximately 42% or $2,694,334 to $3,748,845 in 2002 from $6,443,179 in 2001. The significant decrease in other operating expenses is primarily attributable to the reductions in our selling and marketing and general and administrative personnel. In addition, we continued our aggressive cost savings plan that began in the third quarter of 2000. We no longer maintain a selling and marketing team. These activities have been outsourced to Built Right Networks as part of our September 30, 2002 Outsourced Services Agreement. Future selling and marketing expenses will consist primarily of sales commissions and various marketing programs intended to compliment our sales channel. Our two remaining employees are performing our general and administrative activities. We will continue to incur general and administrative costs necessary to operate our business. These costs typically include salaries and related personnel costs, facility rent, commercial insurance, accounting and legal expenses and other costs typical of a publicly held corporation.

     Stock-based compensation expense decreased $695,794 to $482,030 in 2002 compared to $1,177,824 in 2001. The decrease is due to the significant decrease in the number of outstanding options to purchase our common stock as a result of stock option cancellations and their related effect on stock-based compensation. Terminated employees are given ninety days from the date of their termination to exercise their vested stock options. No employee exercised their stock options in 2002. See Note 8 to the consolidated financial statements.

     We recorded a $232,782 charge in 2002 primarily as a result of our write-down of certain computer hardware and related equipment that are no longer used in our operations. As a result of our shift in outsourced data centers, we significantly changed the configuration and therefore the computer equipment requirements used to operate our billable services infrastructure. As the net book value of these assets may not be recovered through the expected future cash flows from their use and eventual disposition, we wrote down these assets.

     Excluding the effects of stock-based compensation and our asset write-down, our loss from operations decreased approximately 45% or $4,796,279 to $5,749,741 in 2002 from $10,546,020 in 2001 as a result of the above factors.

     Interest income decreased $430,238 to $80,151 in 2002 compared to $510,389 in 2001. The decrease was attributable to the reduced balances of our interest-bearing cash accounts as a result of our use of cash in operations as well as a decrease in the rate of return on our investments in 2002 as compared to 2001.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2001 AND 2000

     Revenue increased $270,408 from $60,538 in 2000 to $330,946 in 2001, an increase of approximately 447%. We recognized $250,285 from the sale of the Cachelink product and $80,661 from the sale of the Mangomind service. In 2000, all of our revenues were generated from the sale of Cachelink; Mangomind was not made commercially available until January 2001. The increase in revenues was primarily attributable to the revenue we generated for the sale of Cachelink under our agreement with 3Com. As a percentage of revenue, sales of Cachelink to 3Com amounted to approximately 64% of our net revenues. In 2000, our largest customers included 3Com and Premio Computer, Inc., which represented 74% and 18% of our revenues, respectively. No other customer represented 10% or more of revenue in either period.

     Cost of software license revenues represents the disk replication costs we incurred in connection with our sales of Cachelink under of agreement with 3Com. Cost of software license revenues increased $28,056 from $8,955 in 2000 to $37,011 in 2001. This increase is consistent with the overall increase in Cachelink sales made under this agreement.

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

     Stock-based compensation expense of $1,177,824 was recorded in 2001 compared to a benefit of $15,098,350 in 2000. The significant fluctuation in this expense is attributable to the fluctuations in the market price of our common stock and the related effect on stock-based compensation recorded in employee stock options accounted for as variable awards. See Note 8 to the consolidated financial statements.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     We were formed in June 1995 and since our formation have raised approximately $74,200,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended on bank debt, loans from stockholders and directors and credit from suppliers to meet our interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At December 31, 2002, approximately $1,016,000 in additional financing was provided through accounts payables, accrued expenses and other trade credit.

     At December 31, 2002, we had a cash balance of approximately $425,000 and working capital of approximately $137,000. At December 31, 2002, we had approximately $1,115,000 invested in several high-yield short and long-term investments. Excluding our Nashua, NH facility lease, we do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements.

     During 2002, we issued approximately $1,565,000 in several secured corporate notes receivable accruing interest at 12.0% to 15.0% per annum. Approximately $458,000 was repaid to us in 2002 as some of the corporate notes matured. Approximately $865,000 of the corporate notes receivable were issued to Plantiff Funding Corporation, a privately-held corporation in which Selig Zises is a stockholder. A $150,000 corporate note receivable was issued to LawCash II LLC, a privately-held company in which Selig Zises is a member. Two corporate notes receivable totaling $550,000 were issued to Unicrown Partners LLC, a privately-held company in which Selig Zises and Jay Zises are members. Selig Zises and Jay Zises are stockholders of MangoSoft, Inc. Selig Zises was the former co-chairman of our Board of Directors.

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

     Capital expenditures amounted to approximately $29,000 in 2002 and pertained primarily to the purchase of fileTRUST computer hardware.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, we will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. SFAS No. 145 is effective for annual years beginning after May 15, 2002, with earlier adoption encouraged. The new standard is not expected to have a significant impact on our consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, we cannot determine the potential effects that adoption of SFAS No. 146 will have on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation." SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We will expend our interim disclosures to satisfy the reporting requirements of this pronouncement. As we have decided not to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS No. 148 will not have a material impact on our consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees. FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to the issuance of FIN 45. The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

     In November 2002, the Emerging Issues Task Force finalized its consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. We recognize revenue from our software license and service sales ratably over the term of the maintenance agreement or service period. We do not believe that the adoption of EITF-00-21 will have a material impact on our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

     Our consolidated financial statements and related notes, which are attached to this Annual Report on Form 10-KSB beginning on page 27, are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission ("SEC") on September 18, 2002, Deloitte & Touche LLP ("Deloitte") resigned as our independent auditors.

     Incorporated by reference from Form 8-K filed with the SEC on September 26, 2002, we engaged Stowe & Degon as our new independent auditors. The decision to appoint Stowe and Degon was approved by our Board of Directors.

     Deloitte's reports on our consolidated financial statements for the years ended December 31, 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion. Furthermore, such reports were not qualified or modified as to scope or accounting principles. The report for the year ended December 31, 2001 contained an explanatory paragraph indicating that conditions existed that raised substantial doubt with respect to our ability to continue as a going-concern.

     During the years ended December 31, 2000 and 2001 and the subsequent interim period preceding Deloitte's resignation, there were no disagreements between us and Deloitte on any matter of accounting principles or practices, financial statement disclosures, auditing scope or procedure, which if not resolved to the satisfaction of Deloitte would have caused Deloitte to make reference to the subject matter of the disagreement in condition with this report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Dale Vincent, age 56, is our President, Chief Executive Officer and sole director. Mr. Vincent provides his services on a full-time basis. Mr. Vincent was appointed President, Chief Executive Officer and elected a Director in September 1999. Previously, he served as the Chief Executive Officer of MangoSoft Corporation since May 1999, as its Chief Financial Officer from September 1998 to May 1999, and as a Director of MangoSoft Corporation since July 1995. Mr. Vincent has over 25 years of senior financial and business management experience, with the last 10 years developing and funding companies in the software industry. Since April 1990, Mr. Vincent has served as a Managing Director of ACAP, a private investment company, the general partner of Associated Capital L.P., a private investment company, and consults with Associated Capital L.P with respect to its investment and marketing activities. He has also served as a Director of MaMaMedia Inc. since 1996.

     Effective September 3, 2002, the following directors resigned their positions on our Board of Directors: Paul C. O'Brien (Co-Chairman), Selig Zises (Co-Chairman), Tony Coehlo, Ira Goldstein and Nick Treddinick.

Section 16 (a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act and the rules thereunder require our directors and officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Our personnel generally prepare these reports on the basis of information obtained from each director and officer, and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all reports filed. To the best of our knowledge, all reports required by Section 16(a) of the Exchange Act to be filed by our directors, officers and 10% or greater stockholders during our fiscal year ended December 31, 2002 were filed on time.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the total compensation we paid to our chief executive officer and the two other executive officers that served as executive officers during 2002. These three persons are hereinafter referred to collectively as the "Named Executive Officers."

                           Summary Compensation Table

                                          Annual Compensation                Long Term Compensation                  All
                                          -------------------                ----------------------
                                                                Restricted Stock  Securities Under      LTIP        Other
Name and Principal Position        Year    Salary      Bonus         Awards         Options/SARS       Payouts      Comp.
---------------------------        ----    ------      -----         ------         ------------       -------      -----
Dale Vincent ..................... 2002   $214,177          -               -                    -           -          -
President and Chief                2001    201,923          -               -                    -           -          -
Executive Officer                  2000    171,635          -               -              600,000           -          -

Dr. Donald A. Gaubatz (1) ........ 2002    120,000          -               -                    -           -     15,615
Senior Vice President and Chief    2001    179,231          -               -                    -           -          -
Operating Officer                  2000    140,096          -               -              225,000           -          -

Scott H. Davis (2) ............... 2002    146,651          -               -                    -           -     11,188
Vice President and Chief           2001    136,400          -               -                    -           -          -
Technology Officer                 2000    135,200     19,000               -                    -           -          -

(1) Dr. Donald A. Gaubatz's position was eliminated in connection with our July 29, 2002 reduction in force. Dr. Gaubatz received $15,615 in severance at the time of his termination.

(2) Mr. Scott H. Davis's position was eliminated on November 30, 2002. Mr. Davis received $11,188 in severance at the time of his termination.

Options

     The following tables sets forth information concerning grants of stock options to, and exercises of stock options by, the Named Executive Officers during 2002, and the number and value of unexercised options held by each of them at December 31, 2002. The value of the unexercised in-the-money options is based on the average bid and ask price of our common stock on the OTCBB on December 31, 2002.

                    Options / SAR Grants in Last Fiscal Year

     There were no individual grants of stock options made to any Named Executive Officer in 2002.

                       Fiscal Year-End Option / SAR Values

                                                                No. of Securities Underlying          Value of Unexercised
                                                                    Unexercised Options               In-The-Money Options
                                                                    -------------------               --------------------
                                    Shares
                                 Acquired on       Value
         Name                      Exercise      Realized      Exercisable     Unexercisable     Exercisable      Unexercisable
         ----                      --------      --------      -----------     -------------     -----------      -------------
Dale Vincent ......                     -               -       1,000,000                 -       $       -        $       -
Dr. Donald A. Gaubatz (1).              -               -               -                 -               -                -
Scott H. Davis ....                     -               -         243,600                 -               -                -

(1) Effective October 29, 2002, Dr. Donald A. Gaubatz's options to purchase 250,000 shares of common stock were cancelled in connection with his July 29, 2002 termination.

Compensation of Directors

     Effective September 3, 2002, the following directors resigned their positions on our Board of Directors: Paul C. O'Brien (Co-Chairman), Selig Zises (Co-Chairman), Tony Coehlo, Ira Goldstein and Nick Treddinick. Mr. Vincent is our sole director. Information concerning Mr. Vincent's compensation as well as stock options has already been provided. No other compensation was paid to any director in 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of February 28, 2003 with respect to beneficial ownership of our common stock by (i) each person we know to own beneficially more than 5% of our outstanding common stock; (ii) each director and named executive officer; and (iii) all directors and named executive officers as a group. The percentages in the last column are based on 27,352,033 shares of common stock outstanding on February 28, 2003 and have not been adjusted to reflect our March 7, 2003 1-for-27 reverse stock split. In each case, except as otherwise indicated in the footnotes to the table, the shares shown in the second column are owned directly by the individual or members of the group named in the first column and such individual or group members have sole voting and dispositive power with respect to the shares shown. For the purposes of this table, beneficial ownership is determined in accordance with the federal securities laws and regulations; inclusion in the table of shares not owned directly by the named director or executive officer does not constitute an admission that such shares are beneficially owned by the director or officer for any other purpose.

                                                            Number of Shares of      Percent of Outstanding
Beneficial owners:                                          Common Stock Owned         Common Stock Owned
------------------                                          -------------------      ----------------------
Jay Zises (1) ..........................................         3,154,077                  11.5%
  767 3/rd/ Avenue, 16/th/ Floor
  New York, NY 10017
Selig Zises (2) ........................................         2,966,192                  10.8
  447 Madison Avenue, 14/th/ Floor
  New York, NY 10022
Directors and officers:
  Dale Vincent  (3) ....................................         1,030,135                   3.8
  Dr. Donald A. Gaubatz (4) ............................                 -                     *
  Scott H. Davis (5) ...................................           250,000                     *
                                                                 ---------

All Directors and officers as a group ..................         1,280,135                   4.7%

* Less than one percent.

(1) Total shares of common stock beneficially owned by Jay Zises, the brother of the former co-chairman of our Board of Directors Selig Zises, include the following: 127,928 shares owned by Jay Zises; 2,652,375 shares owned by Delaware Guarantee & Trust TTEE FBO Jay Zises IRA (a self-directed IRA); 40,478 shares owned by Jay and Nancy Zises JTWROS; 169,932 shares owned by Guarantee & Trust TTEE FBO Jay Zises IRA DTD 7-9-92 (a self-directed IRA); 67,458 shares owned by Associated Capital LP; and 94,406 shares owned by Associated Capital Offshore LP. Nancy Zises is the wife of Jay Zises. Jay Zises is a limited partner in Associated Capital LP and Associated Capital Offshore LP, and has voting and dispositive power in respect of the common stock owned by such entities. Other than such limited partnerships and the Zises family relationships referenced in this table and the related footnotes, there are no affiliations between Jay Zises and any other persons or entities identified in such table or footnotes.

(2) Total shares of common stock beneficially owned by the former co-chairman of our Board of Directors Selig Zises include the following: 2,784,106 shares owned by Selig Zises; 113,287 shares owned by Guarantee & Trust Co. TEE FBO Selig Zises R-IRA DTD 5-20-96 (a self-directed IRA); and 68,799 shares owned by his daughter Lynn Zises. Selig Zises is the brother of Jay Zises, both of whom are principal stockholders of the MangoSoft. Other than the Zises family relationships references in this table and the related footnotes, there are no affiliations between Selig Zises and any other persons or entities identified in such table or footnotes.

(3) Includes 1,000,000 shares of common stock Mr. Vincent has the right to acquire through the exercise of stock options within 60 days of December 31, 2002. Mr. Vincent's address is c/o MangoSoft, Inc., 12 Pine Street Extension, Nashua, NA 01060.

(4)  Dr. Gaubatz's address is 483 Hill Road, Boxborough, MA 01719.

(5)  Mr. Davis's address is 136 Riverbend Drive, Groton, MA 01450.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions with directors and officers

     During 2001, Dr. Ira Goldstein, a former director, provided us with part-time technical consulting. For these services, we reimbursed Dr. Goldstein on a per-diem basis. We paid Dr. Goldstein approximately $108,000 for the technical consulting services he provided us in 2001. We believe that the fees paid to Dr. Goldstein for his technical consulting services during 2001 were on terms as favorable as those available from non-affiliated persons.

     During 2002, we issued approximately $1,565,000 in several secured corporate notes receivable accruing interest at 12.0% to 15.0% per annum. Approximately $458,000 was repaid to us in 2002 as some of the corporate notes matured. Approximately $865,000 of the corporate notes receivable were issued to Plaintiff Funding Corporation, a privately-held corporation in which Selig Zises is a stockholder. A $150,000 corporate note receivable was issued to LawCash II LLC, a privately-held company in which Selig Zises is a member. Two corporate notes receivable totaling $550,000 were issued to Unicrown Partners LLC, a privately-held company in which Selig Zises and Jay Zises are members. Selig Zises and Jay Zises are stockholders of MangoSoft, Inc. Selig Zises was the former co-chairman of our Board of Directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
    Exhibit
    Number                      Description of Exhibit

      2.1      Agreement and Plan of Merger by and among First American Clock
               Co., MangoSoft Corporation and MangoMerger Corp., dated as of
               August 27,1999. (1)
      3.1      Articles of Incorporation, as amended. (2)
      3.2      By-laws. (2)
       10      Lease of Westborough Office Park, Building Five, dated November
               10, 1995. (3)
       16      Letter on Change in Certifying Accountant. (4)
       21      Subsidiary of the Registrant. (2)
     23.1      Consent of Stowe & Degon.
     99.1      1999 Incentive Compensation Plan, as amended and restated on May
               1, 2000. (1)
     99.2      Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (1)
     99.3      Form of Warrant Agreement. (1)
     99.4      Value Added Reseller Agreement, dated July 14, 2000, between
               MangoSoft, Inc. and 3Com Corporation. (5)
     99.5      Asset Purchase Agreement, dated February 11, 2002, between
               MangoSoft, Inc. and Fleet National Bank. (6)
     99.6      Warrant Agreement, dated February 11, 2002, between MangoSoft,
               Inc. and Fleet National Bank. (6)
     99.7      Information Management Services Agreement, dated September
               30, 2002, between MangoSoft, Inc. and Built Right Networks LLC.
               (7)
     99.8      Officer Certification.

     (1) Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.
     (2) Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby incorporated by reference thereto.
     (3) Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.
     (4) Filed as an exhibit to our Current Report on Form 8-K/A for an event dated January 11, 2000 and hereby incorporated by reference thereto.
     (5) Filed as an exhibit to our Registration Statement on Form 10-SB/A, filed August 30, 2000, and hereby incorporated by reference thereto.
     (6) Filed as an exhibit to our Quarterly Report filed August 14, 2002 for the quarter ended June 30, 2002 and hereby incorporated by reference thereto.
     (7) Filed as an exhibit to our Current Report on Form 8-K for an event dated September 30, 2002 and hereby incorporated by reference thereto

(b)  Reports on Form 8-K:

     On October 2, 2002, we filed on Form 8-K a notification that we reduced our work force to three (3) persons, which represented an approximate 70% reduction in our personnel effective September 30, 2002. In connection with this work force reduction, we eliminated the positions held by Robert E. Parsons, Vice

President and Chief Financial Officer, and Doug Edwards, Vice President of Sales. In conjunction with our reduction in workforce, we entered into an Information Management Services Agreement with Built Right Networks LLC ("Built Right Networks"), whereby Built Right Networks would provide outsourced management and support to our information technology infrastructure, our billable services infrastructure, software code base and reseller network. The principals of Built Right Networks are all former MangoSoft employees, including our former Vice President of Sales.

     On December 6, 2002, we filed on Form 8-K a notification that (i) effective November 1, 2002, our principal offices were relocated to 12 Pine Street Extension, Nashua, New Hampshire 03060, and (ii) on November 22, 2002, we filed a complaint (civil action number 02-CV-545) in the United States District Court, District of New Hampshire, against Oracle Corporation for infringement of U.S. Patent No. 6,148,377 and U.S. Patent No. 5,918,229.

     ITEM 14. CONTROLS AND PROCEDURES

     We have significantly reduced our work force on several occasions during 2001 and 2002. At December 31, 2002, we had two (2) employees, including Mr. Dale Vincent, our President, Chief Executive Officer and sole director.

     A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

     It is our responsibility to maintain an adequate system of internal controls. We believe that our current system is adequate to timely alert Mr. Vincent of any material information required to be included in our periodic SEC filings.

                                   SIGNATURES

     In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-KSB and authorized this Annual Report to be signed on its behalf by the undersigned, in Nashua, New Hampshire, on the 28th day of March 2003.

                                          MANGOSOFT, INC.

                                          /s/ Dale Vincent
                                          ----------------
                                          Dale Vincent
                                          President, Chief Executive Officer and
                                          Chairman of the Board of Directors
                                          (chief accounting officer)

CERTIFICATION:

I, Dale Vincent, certify that:

1. I have reviewed this annual report on Form 10-KSB of MangoSoft, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Dale Vincent
----------------------------------
Chief Executive Officer

                         MANGOSOFT, INC. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                Page
Independent Auditors' Report ................................................................................     28

Consolidated Balance Sheets as of December 31, 2002 and 2001 ................................................     29

Consolidated Statements of Operations For The Years Ended December 31, 2002, 2001, and 2000 .................     30

Consolidated Statements of Stockholders' Equity (Deficiency) For The Years Ended
   December 31, 2002, 2001 and 2000 .........................................................................     31

Consolidated Statements of Cash Flows For The Years Ended December 31, 2002, 2001 and 2000 ..................     32

Notes to Consolidated Financial Statements ..................................................................     33

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of MangoSoft, Inc.:

We have audited the accompanying consolidated balance sheets of MangoSoft, Inc. and subsidiary (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of and for the two years ended December 31, 2001, were audited by other auditors whose report dated February 22, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of MangoSoft, Inc. and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations and its dependency on financing raise substantial doubt its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ STOWE & DEGON
Worcester, Massachusetts
March 21, 2003

THE REPORT OF DELOITTE & TOUCHE LLP WITH RESPECT TO THE REGISTRANT'S FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 HAS NOT BEEN INCLUDED IN THIS FILING BECAUSE SUCH REPORT COULD NOT BE OBTAINED WITHOUT UNDUE BURDEN AND EXPENSE.

                         MANGOSOFT, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,
                                                                                     2002                         2001
                                                                                     ----                         ----
                                      ASSETS
Current Assets:
     Cash and cash equivalents ..........................................        $    425,369                $   6,911,906
     Short-term investments .............................................             608,317                           --
     Accounts receivable ................................................              20,226                       41,925
     Prepaid expenses and other current assets ..........................              98,660                      199,653
                                                                                -------------                -------------
          Total current assets ..........................................           1,152,572                    7,153,484
Property and equipment - net ............................................             240,019                      875,533
Long-term investments ...................................................             507,080                           --
Intangibles - net .......................................................             228,472                           --
Other assets ............................................................              31,778                        2,400
                                                                                -------------                -------------
               Total ....................................................       $   2,159,921                $   8,031,417
                                                                                =============                =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ...................................................       $     707,123                $     772,919
     Accrued compensation ...............................................              23,142                      309,426
     Other accrued expenses .............................................             220,322                      141,624
     Deferred revenue ...................................................              65,317                       13,059
                                                                                -------------                -------------
          Total current liabilities .....................................           1,015,904                    1,237,028
                                                                                -------------                -------------

Commitments and Contingencies (Note 10)

Stockholders' Equity:
     Preferred stock - $0.001 par value; authorized, 5,000,000
       shares; issued and outstanding, none .............................                  --                           --
     Common stock - $0.001 par value; authorized, 3,703,704
       shares; issued and outstanding, 1,013,038 shares in 2002 and
        1,000,075 shares in 2001 ........................................               1,013                        1,000
     Additional paid-in-capital .........................................          88,660,123                   89,586,433
     Deferred compensation ..............................................             (17,976)                  (1,678,303)
     Accumulated deficit ................................................         (87,499,143)                 (81,114,741)
                                                                                -------------                -------------
          Total stockholders' equity ....................................           1,144,017                    6,794,389
                                                                                -------------                -------------
               Total ....................................................       $   2,159,921                $   8,031,417
                                                                                =============                =============

               See notes to the consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Year Ended December 31,
                                                                         2002               2001              2000
                                                                         ----               ----              ----
Software license revenues ........................................    $    49,831       $    250,285     $     60,538
Service revenues .................................................        467,189             80,661               --
                                                                      -----------       ------------     ------------
   Total revenues ................................................        517,020            330,946           60,538
Costs and expenses:
  Cost of software license revenues ..............................             --             37,011            8,955
  Cost of services (1) ...........................................        700,065          1,037,765               --
  Engineering and development (1) ................................      1,817,851          3,239,526        5,513,467
  Selling and marketing (1) ......................................        721,957          1,944,196        3,546,272
  General and administrative (1) .................................      3,026,888          4,498,983        4,727,586
  Equipment write-down ...........................................        232,782                 --               --
  Stock-based compensation expense ...............................        482,030          1,177,824      (15,098,350)
  Consulting fees paid to related parties ........................             --            119,485          161,288
                                                                      -----------       ------------     ------------
   (Loss) income from operations .................................     (6,464,553)       (11,723,844)       1,201,320
Interest income ..................................................         80,151            510,389        1,102,874
Interest expense .................................................             --                 --           10,224
                                                                      -----------       ------------     ------------
Net (loss) income ................................................     (6,384,402)       (11,213,455)       2,293,970
Accretion of preferred stock .....................................             --                 --        9,627,147
                                                                      -----------       ------------     ------------
Net loss applicable to common stockholders .......................    $(6,384,402)      $(11,213,455)    $ (7,333,177)
                                                                      ===========       ============     ============

Net loss per share applicable to common stockholders -
   basic and diluted .............................................    $     (6.31)      $     (11.23)    $      (7.91)
Weighted average shares outstanding - basic and diluted ..........      1,011,547            998,903          927,596

(1) Excludes stock-based compensation expense as follows:
    Cost of services .............................................    $    37,125       $     71,492     $         --
    Engineering and development ..................................        182,618            334,192       (9,150,884)
    Selling and marketing ........................................         16,417            208,360         (606,575)
    General and administrative ...................................        245,870            563,780       (5,340,891)
                                                                      -----------       ------------     ------------
                                                                      $   482,030       $  1,177,824     $(15,098,350)
                                                                      ===========       ============     ============

               See notes to the consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                            Convertible Preferred Stock       Common Stock
                                                            ---------------------------       ------------           Additional
                                                             Shares             Amount     Shares       Amount     Paid-in Capital
                                                             ------             ------     ------       ------     ---------------
Balance, January 1, 2000 .................................        --            $   --       737,930    $  738       $ 72,204,914
 Issuance of convertible preferred stock, Series A,
  net of $947,129 in issuance costs ......................    92,593                92            --        --          9,764,008
 Conversion of accounts payable at various prices
  ranging from $5.00 to $8.00 per share ..................        --                --         2,648         3            329,997
 Issuance of common stock, net of $44,000 in
  issuance costs .........................................        --                --       162,453       162         22,381,119
 Conversion of preferred stock to common stock ...........   (92,593)              (92)       92,593        92                 --
 Stock options exercised .................................        --                --         1,526         2            120,248
 Stock-based compensation (benefit) ......................        --                --         1,252         1        (14,342,825)
 Net income ..............................................        --                --            --        --                 --
                                                            --------            ------     ---------    ------       ------------
Balance, December 31, 2000 ...............................        --                --       998,402       998         90,457,461
                                                            --------            ------     ---------    ------       ------------
 Stock options exercised .................................        --                --         1,673         2              8,714
 Stock-based compensation ................................        --                --            --        --           (879,742)
 Net loss ................................................        --                --            --        --                 --
                                                            --------            ------     ---------    ------       ------------
Balance, December 31, 2001 ...............................        --                --     1,000,075     1,000         89,586,433
 Issuance of 350,000 and 150,000 warrants at $0.53
  per share for the purchase of file TRUST ...............        --                --        12,963        13            251,987
 Stock-based compensation ................................        --                --            --        --         (1,178,297)
 Net loss ................................................        --                --            --        --                 --
                                                            --------            ------     ---------    ------       ------------
Balance, December 31, 2002 ...............................  $     --            $   --     1,013,038    $1,013       $ 88,660,123
                                                            ========            ======     =========    ======       ============

                                                              Deferred          Accumulated
                                                            Compensation          Deficit            Total
                                                            ------------          -------            -----
Balance, January 1, 2000 .................................  $ (2,980,343)      $ (72,195,256)    $ (2,969,947)
 Issuance of convertible preferred stock, Series A,
  net of $947,129 in issuance costs ......................            --                  --        9,764,100
 Conversion of accounts payable at various prices
  ranging from $5.00 to $8.00 per share ..................            --                  --          330,000
 Issuance of common stock, net of $44,000 in
  issuance costs .........................................            --                  --       22,381,281
 Conversion of preferred stock to common stock ...........            --                  --               --
 Stock options exercised .................................            --                  --          120,250
 Stock-based compensation (benefit) ......................      (775,526)                 --      (15,098,350)
 Net income ..............................................            --           2,293,970        2,293,970
                                                            ------------       -------------     ------------
Balance, December 31, 2000 ...............................    (3,735,869)        (69,901,286)      16,821,304
                                                            ------------       -------------     ------------
 Stock options exercised .................................            --                  --            8,716
 Stock-based compensation ................................     2,057,566                  --        1,177,824
 Net loss ................................................            --         (11,213,455)     (11,213,455)
                                                            ------------       -------------     ------------
Balance, December 31, 2001 ...............................    (1,678,303)        (81,114,741)       6,794,389
 Issuance of 350,000 and 150,000 warrants at $0.53
  per share for the purchase of file TRUST ...............            --                  --          252,000
 Stock-based compensation ................................     1,660,327                  --          482,030
 Net loss ................................................            --          (6,384,402)      (6,384,402)
                                                            ------------       -------------     ------------
Balance, December 31, 2002 ...............................  $    (17,976)      $ (87,499,143)    $  1,144,017
                                                            ============       =============     ============

              See notes to the consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                        2002                  2001                  2000
                                                                        ----                  ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income .............................................  $  (6,384,402)         $ (11,213,455)       $   2,293,970
Adjustments to reconcile net (loss) income  to net cash
  used in operating activities:
    Depreciation, amortization and equipment write-down .......        831,612                541,602              356,711
    Stock-based compensation ..................................        482,030              1,177,824          (15,098,350)
    Unrealized investment gains ...............................         (9,057)                    --                   --
    Loss on the disposal of equipment .........................             --                  6,647                   --
    Increase (decrease) in cash from the change in:
      Accounts receivable .....................................         21,699                (31,286)             (10,639)
      Prepaid expenses and other current assets ...............        100,993                (44,208)             (27,290)
      Accounts payable ........................................        (65,796)              (522,695)             (18,012)
      Accrued compensation ....................................       (286,284)                22,874               94,361
      Accrued expenses to related parties .....................             --                     --             (702,683)
      Other accrued expenses ..................................         78,698                (87,331)            (111,141)
      Deferred revenue ........................................         52,258                (41,941)              55,000
                                                                --------------        ---------------       --------------
          Net cash used in operating activities ...............     (5,178,249)           (10,191,969)         (13,168,073)
                                                                --------------        ---------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment .........................        (29,348)              (258,866)          (1,373,738)
Cash paid for fileTRUST assets ................................       (175,000)                    --                   --
Cash paid for short and long-term investments .................     (1,564,669)                    --                   --
Investment maturities .........................................        458,329                     --                   --
Decrease in other long-term assets ............................          2,400                     --                3,543
Merger costs ..................................................             --                     --              (77,893)
                                                                --------------        ---------------       --------------
          Net cash used in investing activities ...............     (1,308,288)              (258,866)          (1,448,088)
                                                                --------------        ---------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes issued to related parties .................             --                     --             (232,500)
Repayments of other debt financings ...........................             --                     --              (92,904)
Stock options exercised .......................................             --                  8,716              120,250
Net proceeds from the issuance of common and preferred
  shares ......................................................             --                     --           32,145,381
                                                                --------------        ---------------       --------------
          Net cash provided by financing activities ...........             --                  8,716           31,940,227
                                                                --------------        ---------------       --------------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS .................................................     (6,486,537)           (10,442,119)          17,324,066
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD ......................................................      6,911,906             17,354,025               29,959
                                                                --------------        ---------------       --------------

CASH AND CASH EQUIVALENTS, END OF YEAR ........................  $     425,369          $   6,911,906        $  17,354,025
                                                                ==============        ===============       ==============

               See notes to the consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business and Operations

     The Company

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

     As shown in the consolidated financial statements, during each of the three years in the period ended December 31, 2002, the Company incurred net income
(loss) of $(6,384,402), $(11,213,455) and $2,293,970, respectively. Absent the reversal of stock-based compensation expense in 2000, the net loss would have been $(12,804,380). Cash used in operations during each of the three years in the period ended December 31, 2002 was $5,178,249, $10,191,969 and $13,168,073,
respectively. These factors, among others, raise significant doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

     The Company has reduced its work force on four separate occasions since April 23, 2001 due to adverse economic conditions and the Company's need to conserve capital. Effective April 23, 2001, the Company implemented an approximate 40% reduction in its work force. Effective June 28, 2002, the Company implemented an approximate 50% reduction in its then existing work force and the remaining twenty (20) employees took a ten percent reduction in their salary. Effective July 29, 2002, the Company reduced its work force by approximately 35% to thirteen (13) employees. Effective September 30, 2002, the Company reduced its work force to three (3) employees. At December 31, 2002, the Company had two (2) employees, each working in a general and administrative capacity.

                         MANGOSOFT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies

     Principles of Consolidation - As described in Note 1, the Company completed the Merger on September 7, 1999 that has been accounted for as a reverse acquisition. Accordingly, the Company's consolidated financial statements for periods prior to September 7, 1999 represent those of MangoSoft Corporation, which is considered to be the acquirer for accounting purposes. The consolidated financial statements for periods subsequent to September 7, 1999 include the accounts of the Company and its wholly-owned subsidiary after the elimination of all significant intercompany balances.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Actual results could differ from those estimates.

     Cash and Equivalents - Cash and equivalents include cash on hand, cash deposited with banks and highly liquid debt securities with remaining maturities of ninety days or less when purchased.

     Investments - Investments in which the Company has the ability and positive intent to hold to maturity are carried at amortized cost. Investments and maturities of less than one year are classified as short-term investments.

     Property and Equipment - Property and equipment consists primarily of computer equipment and is recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives (generally three to five years) of the related assets. The Company periodically evaluates the recoverability of its long-lived assets based on the expected undiscounted cash flows and recognizes impairments, if any, based on discounted cash flows.

     Revenue Recognition - Software revenue is recognized upon delivery if persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. Revenue from sales to distributors is recognized upon sales to end users. Service revenue is recognized as services are performed.

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

                         MANGOSOFT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies (continued)

     The Company's 1999 Incentive Compensation Plan, as amended, provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants and other stock-based awards, including stock appreciation rights. Employee options typically vest over three or four year periods. An option's maximum term is ten years.

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure." This Statement amends the transition and disclosure requirements of SFAS No. 123 with respect to the implementation of the fair value method of accounting for options. See Note 8 for additional information regarding the Company's stock options.

     Pursuant to the disclosure requirements of SFAS No. 148, the following table provides an expanded reconciliation for all periods presented that adds back to reported net income (loss) the recorded expense under APB No. 25, deduct the total fair value expense under SFAS No. 123 and shows the reported and pro forma earnings per share amounts:

                                                                           2002                2001               2000
                                                                           ----                ----               ----
Net loss applicable to common stockholders, as reported              $ (6,384,402)      $ (11,213,455)     $  (7,333,177)
Add back: stock-based compensation costs (benefit) included
  in the determination of net loss applicable to common
  shareholders, as reported                                               482,030           1,177,824        (15,098,350)
Less: Stock-based (compensation) benefit had all options
  been recorded at fair value                                          (1,845,633)         (3,776,965)         1,731,519
                                                                     ------------       -------------      -------------
Adjusted net loss                                                    $ (7,748,005)      $ (13,812,596)     $ (20,700,008)
                                                                     ============       =============      =============

Weighted average shares outstanding, basic and diluted                 1,011,547              998,903            927,596

Net loss per share applicable to common shareholders,
  basic and diluted, as reported                                     $     (6.31)       $      (11.23)     $       (7.91)
                                                                     ===========        =============      =============
Adjusted net loss per share applicable to common
  Shareholders, basic and diluted                                    $     (7.66)       $      (13.83)     $      (22.32)
                                                                     ===========        =============      =============

     Income Taxes - Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities, using enacted tax rates. Valuation allowances are established when necessary to reduce the deferred tax assets to those amounts expected to be realized.

     Comprehensive Income - Comprehensive income (loss) was equal to net income
(loss) for each year presented.

     Net Income (Loss) Per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects, in addition to the weighted average number of common shares, the potential dilution if common stock options were exercised into common stock, unless the effects of such exercises would have been antidilitive.

                         MANGOSOFT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies (continued)

    A reconciliation of net (loss) per common share and the weighted average shares used in the net (loss) per share calculations is as follows:

                                   Net Loss
                             Applicable to Common
                                Stockholders           Shares        Per Share
                                 (Numerator)       (Denominator)      Amount
                                 -----------       -------------      ------
2002
  Basic ...................      $  (6,384,402)       1,011,547       $  (6.31)
  Effect of options .......                 --               --             --
                                 -------------     ------------     ----------
  Diluted .................      $  (6,384,402)       1,011,547       $  (6.31)
                                 =============     ============     ==========
2001
  Basic ...................      $ (11,213,455)         998,903       $  11.23
  Effect of options .......                 --               --             --
                                 -------------     ------------     ----------
  Diluted .................      $ (11,213,455)         998,903       $  11.23
                                 =============     ============     ==========
2000
  Basic ...................      $  (7,333,177)         927,596       $   7.91
  Effect of options .......                 --               --             --
                                 -------------     ------------     ----------
  Diluted .................      $  (7,333,177)         927,596       $   7.91
                                 =============     ============     ==========

     Basic and diluted loss per common share are the same for 2002, 2001 and 2000 as potentially dilutive stock options totaling 83,232 in 2002, 209,412 in 2001 and 213,481 in 2000 have not been included in calculations of diluted net loss per common share available to common stockholders, as their inclusion would have been antidilutive.

     Reclassifications - Certain reclassifications have been made to the 2001 and 2000 amounts to conform to the 2002 presentation.

     Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the years ended December 31, 2002, 2001 and 2000:

                                                                        Years Ended December 31,
                                                                  2002           2001           2000
                                                                  ----           ----           ----
Cash paid for interest ......................................   $      --      $     --     $    10,224

NON CASH FINANCING ACTIVITIES:
  Accretion of preferred stock ..............................          --            --       9,627,147
  Conversion of accounts payable into common
    stock ...................................................          --            --         330,000
  Fair value of warrants issued in connection with
    the sale of the convertible preferred stock, Series A....          --            --         711,229
  Fair value of common stock and warrants issued in
    connection with the purchase of the fileTRUST assets ....     252,000            --              --

                         MANGOSOFT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies (continued)

     Recently Issued Accounting Pronouncements - In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, the Company will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. SFAS No. 145 is effective for annual years beginning after May 15, 2002, with earlier adoption encouraged. The new standard is not expected to have a significant impact on the Company's consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, the Company cannot determine the potential effects that adoption of SFAS No. 146 will have on its consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation." SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company will expend its interim and annual disclosures to satisfy the reporting requirements of this pronouncement. As the Company has decided not to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS No. 148 will not have a material impact on its consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees. FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to the issuance of FIN 45. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies (continued)

     In November 2002, the Emerging Issues Task Force finalized its consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The Company does not believe that the adoption of EITF-00-21 will have a material impact on our consolidated financial statements.

3.   Business Combination

     On February 11, 2002, the Company acquired the fileTRUST online data storage service and related assets from FleetBoston Financial Corporation ("FleetBoston"). Under the terms of the purchase, the Company paid $175,000 in cash, issued 12,963 shares (as restated for the 1-for-27 reverse stock split on March 7, 2003) of the Company's common stock and warrants to purchase 5,556 shares (as restated for the 1-for-27 reverse stock split on March 7, 2003) of the Company's common stock at an exercise price of $14.31 per share (as restated for the 1-for-27 reverse stock split on March 7, 2003). The aggregate fair value of the common stock was $182,000, which was based on the closing price of the Company's common stock on February 11, 2002. The aggregate fair value of the warrants was $70,000, which was determined using the Black-Scholes valuation model using the following assumptions: expected life of the warrants, 5 years; volatility, 127%; and the risk free interest rate, 4.25%.

     As part of the transaction, FleetBoston and the Company entered into a two-year enterprise license agreement for the internal use of fileTRUST by FleetBoston. In addition, the two companies will continue to market fileTRUST under a cooperative marketing agreement. Under the terms of this cooperative marketing agreement, the Company is required to issue warrants to purchase its common stock to FleetBoston based on certain revenue targets, not to exceed 31,481 warrants over this two-year period. The 31,481 warrants have been accounted for as contingent consideration and will be recognized as additional purchase price as the revenue targets are achieved. No warrants were issued in 2002 under the terms of the cooperative marketing agreement.

     The total aggregate consideration rendered for this transaction totaled approximately $427,000. The following presents the preliminary allocation of the purchase price:

Cash paid ...............................................     $ 175,000
Fair value of common stock issued .......................       182,000
Fair value of warrants issued ...........................        70,000
                                                              ---------
Purchase price ..........................................     $ 427,000
                                                              =========

Software and acquired technology ........................     $ 329,000
Computer equipment ......................................        54,000
Other identifiable intangible assets ....................        44,000
                                                              ---------
                                                              $ 427,000
                                                              =========

                         MANGOSOFT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Business Combination (continued)

     The software and acquired technology represents the fileTRUST operating software that has reached technological feasibility and has future economic value. The other identifiable intangible assets are comprised of customer relationships and the fileTRUST service mark. The computer equipment is being depreciated over its estimated useful lives, generally not to exceed three years. The software and acquired technology is being amortized over three years. The other identifiable intangible assets have indefinite lives and will not be amortized but will be subject to an impairment analysis in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

     The operations of the fileTRUST assets prior to the acquisition were not material to the Company's financial statements.

4. Investments

     Investments in held-to-maturity debt securities are carried at amortized costs and are as follows at December 31, 2002:

                                                                                Unrealized    Estimated
                                                                     Cost          Gain       Fair Value
                                                                      ----         ----       ----------
Corporate notes, 12.0%, issued October 31, 2002,
  maturity date, December 15, 2003 ...........................    $ 350,000       $ 7,019     $ 357,019
Corporate notes, 12.0%, issued December 15, 2002,
  maturity date, December 15, 2003 ...........................      200,000         1,052       201,052
Corporate notes, 12.0%, issued December 16, 2002,
  maturity date, June 16, 2003 ...............................       50,000           246        50,246
                                                                  ---------       -------     ---------

Total short-term held-to-maturity investments ................    $ 600,000       $ 8,317     $ 608,317
                                                                  ---------       -------     ---------

Corporate notes, 15.0%, issued December 26, 2002,
  maturity date, December 25, 2004 ...........................    $ 150,000       $   740     $ 150,740
Corporate notes, 12.0%, issued at various dates in 2002,
  maturity dates vary in 2004 ................................      356,340            --       356,340
                                                                  ---------       -------     ---------

Total long-term held-to-maturity investments .................    $ 506,340       $   740     $ 507,080
                                                                  =========       =======     =========

     The secured corporate notes have been executed between the Company and several privately-held companies, each of which are related parties (see Note
11). The notes are secured by certain collateral pursuant to each note agreement and certain guarantees by the respective corporations. Unrealized gains have been recorded as interest income and the Company's investments in the corporate notes carried at amortized cost. The 12.0% corporate notes with varying maturity dates in 2004 are carried at cost due to the uncertainty of their interest payment. The principal on these notes are collateralized by the debtor's receivables. Management believes that the Company's principal and unrealized gains will be collectible. There were no such investments at December 31, 2001.

                         MANGOSOFT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Property and Equipment

     Property and equipment at December 31, 2002 and 2001 consists of the following:

                                                           2002          2001
            Computer equipment ......................   $ 878,295    $1,621,859
            Furniture and fixtures ..................      96,319        96,319
            Leasehold improvements ..................          --        27,449
                                                        ---------    ----------
              Total .................................     974,614     1,745,627
            Accumulated depreciation ................    (734,595)     (870,094)
                                                        ---------    ----------
              Property and equipment - net ..........   $ 240,019    $  875,533
                                                        =========    ==========

     During the year ended December 31, 2002, the Company relocated its outsourced data centers and changed its billable service's infrastructure configuration. Certain computer hardware, related equipment and leasehold requirements used to operate these services were no longer necessary and were disposed of. The Company recorded a $232,782 charge during the year ended December 31, 2002 as the Company believes that the net book value of these assets may not be recovered through expected future cash flows from their use and eventual disposition.

6.  Income Taxes

     The Company has federal and state tax net operating loss carryforwards available for future periods of approximately $71,400,000. The federal tax net operating loss carryforwards expire beginning in 2010, and state tax net operating loss carryforwards began expiring in 2000. As a result of the changes in the ownership of the Company, there may be limitations on the amounts of net operating loss carryforwards that may be utilized in any one year. The Company also has research and development credits for federal and state tax purposes of approximately $1,548,000 and $1,118,000, respectively, which expire beginning in 2011.

     The tax effect of significant items comprising the Company's deferred tax assets at December 31, 2002 and 2001 are as follows:

                                                             2002            2001
                                                             ----            ----
              Deferred tax assets:
                Net operating loss carryforwards        $ 25,882,000     $ 26,190,000
                Stock-based compensation                   2,006,000        2,006,000
                Research and development credits           2,664,000        2,346,000
                Depreciation and amortization                272,000          221,000
                Organization costs and software               53,000           11,000
                Accrued vacation                               6,000           34,000
                                                        ------------     ------------
                                                          30,883,000       30,808,000
              Valuation allowance                        (30,883,000)     (30,808,000)
                                                        ------------     ------------
                Net deferred tax assets                 $         --     $         --
                                                        ============     ============

                         MANGOSOFT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Income Taxes (continued)

     The Company believes that uncertainty exists with respect to future realization of the deferred tax assets and has established a valuation allowance for the full amount as of December 31, 2002 and 2001.

     A reconciliation between the amount of income tax determined by applying the applicable U.S. statutory tax rate to the pre-tax loss is as follows:

                                                                    2002      2001     2000
Federal statutory rate .........................................     34%       34 %      34 %
State tax, net of federal impact ...............................      6         6         6
Stock-based compensation expense (benefit)                                             (205)
Provision for valuation allowance on deferred
  tax assets ...................................................    (40)      (40)      165
                                                                    ---       ---      ----
Effective tax rate .............................................     --  %     -- %      -- %
                                                                    ===       ===      ====

7.   Stockholders' Equity

     Common Stock - At December 31, 2002, the Company had 100,000,000 authorized shares of common stock, $0.001 par value per share, of which 27,352,033 were issued and outstanding. On March 7, 2003, the Company completed its 1-for-27 reverse stock split. As a result of this reverse stock split, the Company's authorized shares of common stock decreased to 3,703,704, of which 1,013,038 were issued and outstanding. All common stock shares and price per share described in this note have been restated to reflect the 1-for-27 reverse stock split on March 7, 2003.

     Preferred stock - At December 31, 2002, the Company had 5,000,000 authorized shares of preferred stock, $0.001 par value per share, of which no shares were issued and outstanding.

     In March 2000, the Company issued 92,593 shares of Convertible
Preferred Stock, Series A, (the "Preferred Stock") to accredited investors at $108.00 per share. The Preferred Stock was convertible into common stock (initially at a ratio of one to one) and had a liquidation preference of $10.0 million. The Preferred Stock would automatically convert to common stock upon the subsequent sale of an additional $10.0 million of the Company's securities.

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

     In April 2000, the Company issued 155,556 million shares of common stock to accredited investors at $135.00 per share. Upon completion of the sale of common stock, the Preferred Stock automatically converted, in accordance with its terms, into 92,593 shares of common stock. The Company completed the sale of approximately 6,897 additional shares of common stock at prices ranging from $108.00 to $135.00 per share in May 2000.

                         MANGOSOFT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Stockholders' Equity (continued)

     Costs incurred in connection with the sale of the common and Preferred Stock were $947,129, including $711,229 representing the fair value of warrants issued to the placement agent to purchase 2,184 shares of the common stock at $108.00 per share. The fair value of the warrants was calculated using the Black-Scholes option pricing model, with a risk-free interest rate of 6%, an expected life of two years, no dividends and a volatility of 150%. Because the Preferred Stock was immediately convertible into common stock, an immediate dividend or accretion of $576,776, representing the difference between the quoted market price of the common stock and the exercise price of the warrants was recorded from common stockholders equity relating to the warrants.

     In connection with the Merger in September 1999, as described in Note 1, all shares of MangoSoft Corporation common stock and Preferred Stock were converted into common stock of MangoSoft, Inc. In addition, all outstanding options and warrants to purchase MangoSoft Corporation common stock were terminated and new options to purchase MangoSoft, Inc. common stock were issued in their place.

8.  Stock Option Plan

     In connection with the Merger, MangoSoft Corporation's 1995 Stock Option Plan was terminated and the Company adopted the 1999 Incentive Compensation Plan (the "Plan"). As amended and restated, the Plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of December 31, 2002, there were 206,923 remaining options available under the Plan.

     As discussed in Note 2, the Company accounts for stock options granted to employees in accordance with APB No. 25. Options granted in 1999 included stock appreciation rights ("SARs") that permit the employee to receive the appreciation in shares of common stock in lieu of exercising the option. At December 31, 2002, 2001 and 2000, there were 42,086, 99,393 and 106,791 outstanding options, respectively, to purchase the Company's common stock that included SARs.

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

     On April 3, 2001, the Company's Board of Directors resolved to reprice options to purchase 95,710 shares of the Company's common stock. The options were originally issued between October 1999 and December 2000 and had exercise prices ranging from $50.76 to $135.00 per share. The exercise price for these options was reduced to $27.81, the closing market value of the Company's common stock as of the repricing date. The repriced options are now accounted for as variable awards, similar to the SARs. At December 31, 2002 and 2001, there were 27,627 and 76,340 outstanding options, respectively, to purchase the Company's common stock that were repriced and subject to variable plan accounting.

                         MANGOSOFT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Stock Option Plan (continued)

     The Company records stock-based compensation when it grants options to purchase its common stock to non-employees. The Company granted 6,342 and 6,481 options to non-employees in 2001 and 2000, respectively. All options granted to non-employees were fully vested at the date of grant. The Company recorded stock-based compensation of $183,035 and $630,047 in 2001 and 2000, respectively, related to these grants. There were no such grants made in 2002. The fair value of the stock options awarded to non-employees is calculated using the Black-Scholes option-pricing model.

     In 2000, the Company granted employees 94,930 options to purchase its common stock at prices less than the current market price of its common stock on the grant date. Stock-based compensation of $482,030, $991,212 and $4,184,385 is included in the Company's 2002, 2001 and 2000 results of operations in connection with these grants, respectively.

     Stock option activity, including options granted under the predecessor 1995 Stock Option Plan, was as follows:
                                                     Weighted
                                         Number      Exercise     Average
                                       of Options     Price     Fair Value
                                       ----------    --------   ----------
Outstanding at January 1, 2000 .......  116,683        34.29
  Granted ............................  107,616       119.34      272.16
  Exercised ..........................   (2,995)       56.70
  Forfeited ..........................   (7,823)       35.10
                                        -------
Outstanding at December 31, 2000 .....  213,481        76.95
  Granted ............................   33,731        40.23       32.67
  Exercised ..........................   (1,678)        5.40
  Forfeited ..........................  (36,122)       29.43
                                        -------
Outstanding at December 31, 2001 .....  209,412        76.95
  Granted ............................       --           --          --
  Exercised ..........................       --           --
  Forfeited .......................... (126,180)       34.56
                                        -------
Outstanding at December 31, 2002 .....   83,232        35.64
                                        -------
Exercisable at December 31, 2002 .....   76,245
Exercisable at December 31, 2001 .....  161,662
Exercisable at December 31, 2000 .....  149.013

             Options Outstanding
             -------------------                                Options Exercisable
                                 Weighted Average               -------------------
Number of    Range of Exercise    Remaining Life       Weighted Average       Number Currently
 Options          Prices            (in years)          Exercise Price          Exercisable
---------    -----------------    --------------       ----------------       ----------------

   1,481           $0.27               0.10                $ 0.27                   1,481
  70,640     $27.81 to $33.75          6.56                 31.32                  69,208
  11,111          $67.50               8.17                 67.50                   5,556
  ------                                                                           ------
  83,232                                                                           76,245
  ------                                                                           ------

                         MANGOSOFT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Stock Option Plan (continued)

     Pro Forma Disclosure - SFAS No. 123 requires the disclosure of pro forma information as if the Company adopted the fair value method for grants or awards made to employees. For purposes of the pro forma disclosures, the fair value of options on their grant date was measured using the Black-Scholes option pricing model. Forfeitures are recognized as they occur.

     Had compensation expense been determined based on the fair values at the grant dates for awards in accordance with SFAS No. 123, the Company's net loss applicable to common stockholders and net loss per common share would have been as follows:

                                                                           2002               2001               2000
                                                                           ----               ----               ----
Net loss applicable to common stockholders as reported ..............  $(6,384,402)      $(11,213,455)      $ (7,333,177)
Pro forma net loss applicable to common stockholders. ...............   (7,748,005)       (13,812,596)       (20,700,008)
Diluted net loss per common share as reported .......................        (6.31)            (11.23)             (7.91)
Pro forma diluted net loss per common share .........................        (7.66)            (13.83)            (22.32)

     The fair value of options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model are as follows:

                                                                           2002               2001               2000
                                                                           ----               ----               ----
Risk-free interest rate .............................................       4.25 %              4.0 %              5.0 %
Expected life of option grants ......................................      5 years            4 years            4 years
Expected volatility of underlying stock .............................        127 %              148 %              164 %

9.   Retirement Savings Plan

     The Company adopted a savings plan for its employees pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate and the plan allows a deferral ranging from a minimum 1% to the maximum percentage of compensation permitted by law. The Company may, at the discretion of the Board of Directors, make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company did not make any contribution in 2002, 2001 or 1999.

10.  Commitments and Contingencies

     The Company has a noncancelable operating lease for office space, which expires in November 2003. Total rent expense was approximately $453,000, $710,000 and $596,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company restructured its operating lease on its principal offices in January and again in October 2002 to effectively terminate its lease obligation. Future minimum rental payments under the Company's noncancelable office its new principal offices is approximately $35,000 in 2003.

     The Company has been, and expects to continue to be, subject to legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position, results of operations or its cash flows.

                         MANGOSOFT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Related Party Transactions

     Technical Consulting Services - During 2001 and 2000, a director provided the Company with part-time technical consulting services. Amounts recorded for such services were approximately $108,000 and $126,000 in 2001 and 2000, respectively.

     Investments - During 2002, the Company issued approximately $1,565,000 in several secured corporate notes receivable accruing interest at 12.0% to 15.0% per annum to companies who are beneficially owned by two stockholders. Approximately $458,000 was repaid to the Company in 2002 as some of the corporate notes matured.

12.  Geographic Sales Information and Major Customers

     The Company generates the majority of its revenues from the sale of its products and services in North America. All of the Company's 2002 revenues and approximately 92% and 97% of the Company's 2001 and 2000 revenues were generated from sales to North American customers, respectively.

     Three customers accounted for approximately 76% of the Company's 2002 revenues. One customer accounted for approximately 64% of the Company's 2001 revenues. The two largest customers accounted for approximately 92% of the Company's 2000 revenues.

13.  Subsequent Events

     Effective March 7, 2003, the Company announced a 1-for 27 reverse stock split of its common stock. Also effective March 7, 2003 the Company's trading symbol for its common stock was changed from "MNGX" to "MGOF" in connection with the reverse stock split.

     On March 11, 2003, the Board of Directors of MangoSoft, Inc. declared a dividend distribution of one right (a "Right") to purchase one-tenth of a share of common stock, $0.001 par value, of the Company for each share of common stock, payable to stockholders of record on March 18, 2003. The Board of Directors also authorized and directed the issuance of one Right with respect to each common share issued thereafter until the distribution date (as defined in the Rights Agreement) and, in certain circumstances, with respect to common shares issued after the distribution date. Except as set forth in the Rights Agreement, each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one-tenth of a common share at a price of $125.00 per whole common share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Interwest Transfer Co., Inc., as Rights Agent, dated as of March 14, 2003.