Form 10QSB
period 2003-03-31
MANGOSOFT INC
filed 2003-05-12
CIK 947969

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended March 31, 2003

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition Period From             To

Commission File Number: 000-30781

MANGOSOFT, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0543565
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12 Pine Street Extension Nashua, NH	03060
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (603) 324-0400

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock	1,013,038 Shares
$0.001 Par Value	(Outstanding on May 12, 2003)

MANGOSOFT, INC. AND SUBSIDIARY

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$378,808	$425,369
Short-term investments	626,317	608,317
Accounts receivable	7,866	20,226
Prepaid expenses and other current assets	63,205	98,660

Total current assets	1,076,196	1,152,572
Property and equipment – net	170,994	240,019
Long-term investments	422,729	507,080
Intangibles and other assets, net	230,084	260,250

Total	$1,900,003	$2,159,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$745,528	$707,123
Accrued compensation	31,401	23,142
Other accrued expenses and current liabilities	245,064	285,639

Total current liabilities	1,021,993	1,015,904

Commitments and contingencies

Stockholders’ Equity:
Common stock	1,013	1,013
Additional paid-in capital	88,646,461	88,660,123
Deferred compensation	(2,234)	(17,976)
Accumulated deficit	(87,767,230)	(87,499,143)

Total stockholders’ equity	878,010	1,144,017

Total	$1,900,003	$2,159,921

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2003	2002
	(Unaudited)

Software license revenues	$21,399	$1,500
Service revenues	119,569	89,968

Total revenues	140,968	91,468
Costs and expenses:
Cost of services (1)	127,867	198,161
Engineering and development (1)	3,366	694,733
Selling and marketing (1)	3,843	298,430
General and administrative (1)	297,690	1,029,911
Stock-based compensation expense	2,080	181,099

Loss from operations	(293,878)	(2,310,866)
Interest income	25,791	28,432

Net loss	$(268,087)	$(2,282,434)

Net loss per share – basic and diluted	$(0.26)	$(2.27)
Weighted average shares outstanding – basic and diluted	1,013,038	1,006,989
(1) Excludes stock-based compensation expense as follows:
Cost of services	$—	$16,125
Engineering and development	1,798	71,518
Selling and marketing	—	11,359
General and administrative	282	82,097

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(268,087)	$(2,282,434)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	99,191	162,350
Stock-based compensation	2,080	181,099
Unrealized investment gains	(19,532)	—
Increase (decrease) in cash from the change in:
Accounts receivable	12,360	(2,134)
Prepaid expenses and other current assets	35,455	(29,136)
Accounts payable	38,405	14,063
Accrued compensation	8,259	27,853
Other accrued expenses and current liabilities	(40,575)	(13,467)

Net cash used by operating activities	(132,444)	(1,941,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(28,214)
Cash paid for fileTRUST assets	—	(175,000)
Cash paid for short- and long-term investments	(51,698)	—
Investment maturities	137,581	—

Net cash provided by (used by) investing activities	85,883	(203,214)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(46,561)	(2,145,020)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	425,369	6,911,906

CASH AND CASH EQUIVALENTS, END OF PERIOD	$378,808	$4,766,886

NON CASH ACTIVITIES:
Fair value of common stock and warrants issued in connection with the purchase of the fileTRUST assets	$—	$252,000

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

MangoSoft, Inc. and subsidiary (the “Company”) develop Internet business software and services that improve the utility and effectiveness of Internet-based business applications. The Company develops, markets and supports software solutions to address the networking needs of small businesses, workgroups and large enterprises. The Company is engaged in a single operating segment of the computer software industry.

On March 7, 2003, the Company completed its 1-for-27 reverse stock split. As a result of this reverse stock split, the Company’s authorized shares of common stock decreased to 3,703,704, of which 1,013,038 were issued and outstanding.

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

The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

As shown in the unaudited condensed consolidated financial statements, during the three months ended March 31, 2003 and 2002, the Company incurred net losses of $268,087 and $2,282,434, respectively. Cash used in operations during the three months ended March 31, 2003 and 2002 was $132,444 and $1,941,806, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

2.	NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects, in addition to the weighted average number of common shares, the potential dilution if stock options and warrants outstanding were exercised and/or converted into common stock, unless the effect of such equivalent shares was antidilutive.

For the three months ended March 31, 2003 and 2002, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

3.	STOCK-BASED COMPENSATION

The Company currently has one stock-based compensation plan, which is described more fully in Note 8 in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2002, as filed on March 31, 2003. As amended, this plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of March 31, 2003, there were 210,466 remaining options available under this plan.

The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Equity instruments issued to non-employees are accounted for in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) Abstract No. 96-18, “Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This Statement amends the transition and disclosure requirements of SFAS No. 123 with respect to the implementation of the fair value method of accounting for options. In addition, SFAS No. 148 amends the disclosure requirements for SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. On December 15, 2002, the Company adopted the disclosure requirements of SFAS No. 148.

The following table illustrates the effect on net loss and net loss per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

	For the Three Months Ended March 31,
	2003	2002
Net loss as reported	$(268,087)	$(2,282,434)
Add back stock-based compensation included in the determination of net loss as reported	2,080	181,099
Less stock-based compensation had all options been recorded at fair value	(43,617)	(703,126)

Adjusted net loss	$(309,624)	$(2,804,461)

Weighted average shares outstanding, basic and diluted	1,013,038	1,006,989
Net loss per share, basic and diluted, as reported	$(0.26)	$(2.27)

Adjusted net loss per share, basic and diluted	$(0.31)	$(2.78)

Under APB No. 25, stock options that include stock appreciation rights (“SARs”) are accounted for as variable awards and compensation expense is measured at each reporting date based on the difference between the exercise price and the market price of the common stock. For unvested awards, compensation expense is recognized over the vesting period; for vested awards, compensation expense is adjusted up or down at each reporting date based on changes in the market price of the common stock. At March 31, 2003 and 2002, there were 40,874 and 61,751 outstanding options, respectively, to purchase the Company’s common stock that included SARs.

On April 3, 2001, the Company’s Board of Directors resolved to reprice options to purchase 95,710 shares of the Company’s common stock. The options were originally issued between October 1999 and December 2000 and had exercise prices ranging from $50.76 to $135.00 per share. The exercise price for these options was reduced to $27.81, the closing market value of the Company’s common stock as of the repricing date. The repriced options continue to vest according to the original grant date. These options are now accounted for as variable awards, similar to the SARs. At March 31, 2003 and 2002, there were 26,222 and 49,296 outstanding options, respectively, to purchase the Company’s common stock that were repriced and subject to variable plan accounting.

During the three months ended March 31, 2003 and 2002, the Company recorded stock-based compensation expense of $2,080 and $181,099. These amounts represents the amortization of deferred stock-based compensation recognized as the result of the Company’s issuance of stock options to employees at exercise prices less than the quoted market price on the grant date. The Company did not record any stock-based compensation on stock options accounted for as variable awards for the three months ended March 31, 2003 and 2002 because the closing market price of the Company’s common stock was less than the exercise price of these options.

4.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148. SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has expanded its interim and annual disclosures to satisfy the reporting requirements of this pronouncement. As the Company has decided not to voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS No. 148 will not have a material impact on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees. FIN 45 requires enhanced disclosures for certain guarantees. FIN 45 also requires certain guarantees that are issued or modified after December 31, 2002, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimatable. As of March 31, 2003, there are no such guarantees.

In November 2002, the EITF finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The Company does not believe that the adoption of EITF-00-21 will have a material impact on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require identification of the Company’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses or stands to gain from a majority of its expected returns. The interpretation is effective after January 31, 2003 for any VIE created after that date and is effective July 1, 2003 for VIEs created before February 1, 2003. The Company is currently assessing the impact of FIN 46 on its consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Quarterly Report on Form 10-QSB, including under “Risk Factors.” You should read the following discussion and analysis together with our condensed consolidated financial statements for the periods specified and the related notes included herein. Further reference should be made to our Annual Report on Form 10-KSB for the period ended December 31, 2002 filed with the Securities and Exchange Commission.

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

MangomindSM is a multi-user, business-oriented, peer-to-peer file sharing system, allowing individual users to collaborate over the Internet across organizational boundaries in a safe and secure manner. The architecture is a blend of the manageability of client/server with the autonomy, clustering, and caching optimizations of peer-to-peer. The user experience is one of easy file sharing with colleagues through what looks like an ordinary LAN shared drive. Mangomind provides the secure file sharing benefits of a VPN without additional hardware and configuration complexities. Mangomind is sold as both a service and a standalone software product.

fileTRUSTSM is an online data storage service we purchased from FleetBoston Financial Corporation (“FleetBoston”) in February 2002 for approximately $427,000, of which $175,000 was paid in cash and the balance in our common stock and warrants to purchase our common stock at $14.31 per share. fileTRUST users can access their stored files from any Internet-connected system. The fileTRUST service compliments our Mangomind service by providing customers with a lower cost online storage system. In conjunction with our purchase of fileTRUST, we executed a two-year enterprise license agreement with FleetBoston for the internal use of fileTRUST by FleetBoston. We expect to receive approximately $350,000 in revenues over this two-year period from the sale of the fileTRUST service to FleetBoston.

Cachelink™ is a peer-to-peer clustered web cache. Cachelink utilizes our peer-to-peer clustering technology to efficiently link together the individual browser caches of multiple systems on a LAN into an aggregated “super cache,” resulting in much faster Internet access without the expense of a dedicated hardware caching appliance or server. Cachelink is a pure peer-to-peer architecture, including a completely decentralized directory. The product is self-configuring and self-healing from any number of system failures.

The adverse economic environment and our need to conserve capital have forced us to reduce our work force and restructure our operations on several occasions over the past two years. Effective March 31, 2003, we have two (2) employees, each working in a general and administrative capacity, and have outsourced our information technology infrastructure, billable services infrastructure, software code base and reseller network to a third party whose principals are all former employees. We believe that this outsourced relationship will not impair our ability to deliver our products and services.

Critical Accounting Policies

Our accounting policies are described in our Annual Report on Form 10-KSB for the period ended December 31, 2002 filed with the Securities and Exchange Commission. The following describes the application of accounting principles that have a significant impact on our consolidated financial statements:

Going Concern Assumption – The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If the consolidated financial statements were prepared on liquidation basis, the carrying value of our assets and liabilities would be adjusted to net realizable amounts. In addition, the classification of the assets and liabilities would be adjusted to reflect the liquidation basis of accounting.

Revenue Recognition – We recognize revenue generated from the sale of Cachelink when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. We recognize revenue generated from the sale of the Mangomind and fileTRUST services as the service is provided. We recognize revenue generated from the sale of the Mangomind product over the period of the first year’s maintenance agreement when persuasive evidence of the arrangement exists, the price is fixed and determinable, delivery and any required installation has been completed and collection is probable.

Investments – At March 31, 2003, we have approximately $1.0 million invested in several high-yield, secured corporate notes to better maximize our rate of return on our cash. These investments represent a significant portion of our total assets at March 31, 2003. These investments are classified as held-to-maturity and are carried at their amortized cost. Investments and maturities of less than one year are classified as short-term investments.

Stock-based Compensation – As part of our compensation programs offered to our employees, we grant stock options. In addition, we have engaged third-party consultants and advisors and have compensated them in the form of stock options. Compensation for stock options issued to employees is generally measured as the difference between the exercise price of the options granted and the fair value of our common stock on the date of grant. Compensation for stock options issued to third-party consultants and advisors is measured at the fair value on the date of grant, determined using the Black-Scholes valuation model. Because of the cashless exercise feature of the stock options granted in 1999 and the repricing of options granted in 2000, we are required to remeasure the compensation related to these awards at each reporting date. As the quoted market price of our common stock fluctuates, our reported operating expenses will continue to fluctuate. These fluctuations can be significant.

Deferred Taxation – Because of the significant operating losses incurred and projected future operating losses, we have provided a full valuation allowance against the deferred tax assets created by our net operating loss carryforwards.

Costs and Expenses

Cost of software license revenues and cost of services – Cost of software license revenues primarily consist of disk replication costs and other costs we incur in connection with sales of Cachelink. Cost of services consist solely of the expenses we incur to administer and service the Mangomind and fileTRUST services. These expenses consist primarily of salaries and related personnel costs, the cost of our outsourced data center, the license royalties we pay to our e-security software provider for the encryption used in the Mangomind service and the fees we pay to Built Right Networks to manage our billable services infrastructure.

Engineering and Development Expenses – Engineering and development expenses consist primarily of salaries and related personnel costs and other costs related to the design, development, testing, deployment and enhancement of our products and services. We have expensed our engineering and development costs as incurred. At March 31, 2003, there were no full time employees performing engineering or development on our products and services. Effective September 30, 2002, we have outsourced the maintenance of our billable services infrastructure as well as product and customer support to Built Right Networks.

Other Operating Expenses – Selling and marketing expenses consist primarily of salaries and related personnel costs and additional costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At March 31, 2003, there were no full time employees performing selling and marketing activities. Our remaining two employees are performing general and administrative activities.

Reduction in Force – We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. Effective April 23, 2001, we implemented an approximate 40% reduction in our work force. Effective June 28, 2002, we implemented an approximate 50% reduction in our then existing work force and the remaining twenty (20) employees took a ten percent reduction in their salary. Effective July 29, 2002, we reduced our work force by approximately 35% to thirteen (13) persons. Effective September 30, 2002, we reduced our work force to three (3) persons. At March 31, 2003, we had two employees, each working in a general and administrative capacity.

Results of Operations – Three Months Ended March 31, 2003 and 2002

Revenues for the three months ended March 31, 2003 increased $49,500 or 54% to $140,968 from $91,468 for the comparable period in 2002. The increase in our revenues was attributable to a $29,601 increase in service revenue and a $19,899 increase in software license revenue over the two periods. Customers representing more than 10% of our revenues for the three-month period ended March 31, 2003 were FleetBoston and New York Life Insurance Company (“New York Life”), approximately 33% and 20%, respectively. In 2002, sales to New York Life, FleetBoston and Veritas Software Corporation represented approximately 25%, 24% and 16% or our revenues. No other customer accounted for more than 10% of our revenues for either period.

We recognized $68,225 from the sale of our Mangomind service and $51,344 from the sale of our fileTRUST service during the three months ended March 31, 2003. During the same period in 2002, we recognized $68,093 from the sale of our Mangomind service and $21,875 from the sale of our fileTRUST service.

Cost of services for the three months ended March 31, 2003 decreased $70,294 or 35% to $127,867 compared to $198,161 for the comparable period in 2002. The decrease in the cost of delivering our services was primarily a result of our continued overhead reductions, our switch to a lower cost data center and our decision to outsource the management of our billable services infrastructure and product and customer support to Built Right Networks.

Engineering and development expense for the three-month period ended March 31, 2003 was $3,366. In the comparable period in 2002, engineering and development expense was $694,733, which consisted primarily of salaries and related personnel costs. During the three-month period ended March 31, 2003, we had no full-time employees performing engineering or development activities.

For the three-month period ended March 31, 2003, other operating expenses including selling and marketing and general and administrative expenses decreased $1,026,808 or 77% to $301,533 compared with

$1,328,341 for the comparable period in 2002. The decrease in other operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the three-month period ended March 31, 2003, each of our two (2) full-time employees were working in a general and administrative capacity.

Stock-based compensation expense of $2,080 was recorded for the three-month period ended March 31, 2003 compared to $181,099 for the comparable period in 2002. The decrease in this expense was primarily attributable to the decrease in the number of outstanding employee stock options subject to compensation expense as well as the decline in the market price of our common stock and its effect on employee stock options accounted for as variable awards (see note 3 to the condensed consolidated financial statements).

Our loss from operations decreased $2,016,988 to $293,878 for the three-month period ended March 31, 2003 compared with a loss from operations of $2,310,866 for the comparable period in 2002 as a result of the above factors.

Interest income decreased $2,641 to $25,791 for the three months ended March 31, 2003 compared to $28,432 for the three months ended March 31, 2002. Our cash balances available for investment have decreased period over period, however we have invested approximately $1.0 million in several high-yield, secured corporate notes that deliver greater returns than our pervious interest-bearing cash accounts.

Financial Condition, Liquidity and Capital Resources

We were formed in June 1995 and, since our formation, have raised approximately $74.2 million in gross proceeds as of March 31, 2003 through the private placement of debt and equity securities. In addition, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At March 31, 2003, approximately $1.0 million in additional financing was provided through accounts payables, accrued expenses and other trade credit.

At March 31, 2003, we had a cash balance of approximately $379,000 and working capital of approximately $54,000. At March 31, 2003, we had approximately $1,049,000 invested in several high-yield short and long-term investments. Excluding our Nashua, NH facility lease, we do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described more fully in note 10 to our consolidated financial statements filed on Form 10-KSB for the period ended December 31, 2002 as filed with the SEC.

As shown in the unaudited condensed consolidated financial statements, during the three months ended March 31, 2003 and 2002, we incurred net losses of $268,087 and $2,282,434, respectively. Cash used in operations during the three months ended March 31, 2003 and 2002 was $132,444 and $1,941,806, respectively. These factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $87,767,230 as of March 31, 2003. For the three months ended March 31, 2003 and the year ended December 31, 2002, our net losses were $268,087 and $6,384,402, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Our Success Depends On Our Outsourced Services Agreement.

Effective September 30, 2002, we outsourced the management of our internal information systems, billable services infrastructure, software code base, customer support and reseller channel management to Built Right Networks under our September 30, 2002 Information Management Services Agreement (the “Outsourced Services Agreement”). The principals of Built Right Networks are all former MangoSoft employees. Our contract represents a large majority of Built Right Networks’ revenue. We can provide no assurance that Built Right Networks will remain solvent or can retain their key personnel. Built Right Network’s inability to retain key personnel or to remain solvent would have a material and adverse effect on our business, financial condition and results of operations.

Our High-Yield Investments Could Become Impaired.

We have approximately $1.0 million invested in high-yield, secured corporate notes. These investments represent a significant portion of our total assets at March 31, 2003. Investments in high-yield corporate notes entail a higher risk of delinquency or even complete loss. No assurance can be given that we will not experience any losses or that our debtors will timely remit on the maturity of these notes. If we experience any loss or impairment on these investments, our business, financial condition and results of operations will be materially and adversely affected.

We Have Limitations On The Effectiveness Of Our Internal Controls.

We have two full-time employees, each engaged in general and administrative capacities. A complete set of internal controls is not possible in an organization of this size. Management does not expect that its disclosure controls or its internal controls will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the organization have been detected.

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

Our Performance Depends On Market Acceptance Of Our Products.

We expect to derive a substantial portion of our future revenues from the sales of Mangomind and fileTRUST, both of which are in the initial marketing phase. If markets for our products fail to develop, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

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

ITEM 3.    CONTROLS AND PROCEDURES

We have significantly reduced our work force on several occasions during 2001 and 2002. At March 31, 2003, we had two (2) employees, including Mr. Dale Vincent, our President, Chief Executive Officer and sole director.

A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

We continue to review our internal controls and procedures and the effectiveness of those controls. Within the ninety (90) day period prior to the date of this report, we conducted an evaluation, under the supervision and participation of our Chief Executive Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer (principal financial and accounting officer) concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings.

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or taken.

PART II – OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES

On March 7, 2003, the Company completed its 1-for-27 reverse stock split. As a result of this reverse stock split, the Company’s authorized shares of common stock decreased to 3,703,703, of which 1,013,038 were issued and outstanding

On March 11, 2003, the Company declared a dividend distribution of one right (a “Right”) to purchase one-tenth of a share of common stock, $0.001 par value, for each share of its common stock, payable to stockholders of record on March 18, 2003. The Company also authorized and directed the issuance of one Right with respect to each common share issued thereafter until the distribution date (as defined in the Rights Agreement) and, in certain circumstances, with respect to common shares issued after the distribution date. Except as set forth in the Rights Agreement, each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one-tenth of a common share at a price of $125.00 per whole common share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Interwest Transfer Co., Inc., as Rights Agent, dated as of March 14, 2003.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Number	Description of Exhibit

2.1	Agreement and Plan of Merger by and among First American Clock Co., MangoSoft Corporation and MangoMerger Corp., dated as of August 27, 1999. (1)

3.1	Articles of Incorporation, as amended. (2)

3.2	By-laws. (2)

10	Lease of Westborough Office Park, Building Five, dated November 10, 1995. (3)

16	Letter on Change in Certifying Accountant. (4)

21	Subsidiary of the Registrant. (2)

99.1	1999 Incentive Compensation Plan, as amended and restated on May 1, 2000. (1)

99.2	Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (1)

99.3	Form of Warrant Agreement. (1)

99.4	Asset Purchase Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (5)

99.5	Warrant Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (5)

99.6	Information Management Services Agreement, dated September 30, 2002, between MangoSoft, Inc. and Built Right Networks LLC. (6)

99.7	Rights Agreement, dated March 14, 2003, between MangoSoft, Inc. and Interwest Transfer Co., Inc. (7)

99.8	Officer Certification.

(1)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.
(2)	Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby incorporated by reference thereto.
(3)	Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.
(4)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 27, 2002 and hereby incorporated by reference thereto.
(5)	Filed as an exhibit to our Quarterly Report filed August 14, 2002 for the quarter ended June 30, 2002 and hereby incorporated by reference thereto.
(6)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 30, 2002 and hereby incorporated by reference thereto.
(7)	Files as an exhibit to our Current Report on Form 8-K for an event dated March 21, 2003 and hereby incorporated by reference thereto.

(b)	Reports on Form 8-K:

On March 21, 2003, we filed on Form 8-K notification that on March 11, 2003, we declared a dividend distribution of one right (a “Right”) to purchase one-tenth of a share of our common stock, $0.001 par value, for each share of our common stock, payable to stockholders of record on March 18, 2003. We also authorized and directed the issuance of one Right with respect to each common share issued thereafter until the distribution date (as defined in the Rights Agreement) and, in certain circumstances, with respect to common shares issued after the distribution date. Except as set forth in the Rights Agreement, each Right, when it becomes exercisable, entitles the registered holder to purchase from us one-tenth of a common share at a price of $125.00 per whole common share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the MangoSoft, Inc. and Interwest Transfer Co., Inc., as Rights Agent, dated as of March 14, 2003.

On March 19, 2003, we filed on Form 8-K notification that the effective date of our 1-for-27 reverse stock split was changed from February 28, 2003 to March 7, 2003. In connection with this reverse stock split, the trading symbol for our common stock was changed from MNGX to MGOF.

On February 26, 2003, we filed on Form 8-K notification that on February 26, 2003, out Board of Directors authorized a 1-for-27 reverse stock split on our common stock effective the close of business on February 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2003	MANGOSOFT, INC.

/s/ DALE VINCENT
Dale Vincent Chief Executive Officer (Principal Financial and Accounting Officer)

CERTIFICATION:

I, Dale Vincent, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of MangoSoft, Inc. (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weakness in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Dale Vincent

Chief Executive Officer