Form 10QSB
period 2003-06-30
MANGOSOFT INC
filed 2003-08-14
CIK 947969

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended June 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock	1,013,038 Shares
$0.001 Par Value	(Outstanding on August 13, 2003)

MANGOSOFT, INC. AND SUBSIDIARY

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$164,153	$425,369
Short-term investments	621,051	608,317
Accounts receivable	18,896	20,226
Prepaid expenses and other current assets	57,845	98,660

Total current assets	861,945	1,152,572
Property and equipment – net	116,827	240,019
Long-term investments	459,500	507,080
Intangibles and other assets, net	199,917	260,250

Total	$1,638,189	$2,159,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$724,123	$707,123
Accrued compensation	29,388	23,142
Other accrued expenses and current liabilities	259,210	285,639

Total current liabilities	1,012,721	1,015,904

Commitments and contingencies

Stockholders’ Equity:
Common stock	1,013	1,013
Additional paid-in capital	88,646,461	88,660,123
Deferred compensation	(1,976)	(17,976)
Accumulated deficit	(88,020,030)	(87,499,143)

Total stockholders’ equity	625,468	1,144,017

Total	$1,638,189	$2,159,921

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2003	2002
	(Unaudited)

Software license revenues	$15,634	$5,553
Service revenues	115,687	111,706

Total revenues	131,321	117,259
Costs and expenses:
Cost of services (1)	131,095	227,615
Engineering and development (1)	839	802,602
Selling and marketing (1)	—	271,733
General and administrative (1)	283,160	922,979
Stock-based compensation expense	258	174,349

Loss from operations	(284,031)	(2,282,019)
Interest income	31,231	18,805

Net loss	$(252,800)	$(2,263,214)

Net loss per share – basic and diluted	$(0.25)	$(2.23)
Weighted average shares outstanding – basic and diluted	1,013,038	1,013,038

(1) Excludes stock-based compensation expense as follows:
Cost of services	$—	$16,125
Engineering and development	—	71,518
Selling and marketing	—	4,609
General and administrative	258	82,097

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2003	2002
	(Unaudited)

Software license revenues	$37,033	$7,053
Service revenues	235,256	201,674

Total revenues	272,289	208,727
Costs and expenses:
Cost of services (1)	258,962	425,776
Engineering and development (1)	4,205	1,497,335
Selling and marketing (1)	3,843	570,163
General and administrative (1)	580,850	1,952,890
Stock-based compensation expense	2,338	355,448

Loss from operations	(577,909)	(4,592,885)
Interest income	57,022	47,237

Net loss	$(520,887)	$(4,545,648)

Net loss per share – basic and diluted	$(0.51)	$(4.50)
Weighted average shares outstanding – basic and diluted	1,013,038	1,010,030

(1) Excludes stock-based compensation expense as follows:
Cost of services	$—	$32,250
Engineering and development	1,798	143,036
Selling and marketing	—	15,968
General and administrative	540	164,194

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(520,887)	$(4,545,648)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	183,525	336,427
Stock-based compensation	2,338	355,448
Unrealized investment gains	(42,457)	—
Increase (decrease) in cash from the change in:
Accounts receivable	1,330	(104,713)
Prepaid expenses and other current assets	40,815	45,515
Accounts payable	17,000	293
Accrued compensation	6,246	67,745
Other accrued expenses and current liabilities	(26,429)	113,946

Net cash used by operating activities	(338,519)	(3,730,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(29,347)
Cash paid for fileTRUST assets	—	(175,000)
Cash paid for short and long-term investments	(162,704)	—
Investment maturities	240,007	—

Net cash provided by (used by) investing activities	77,303	(204,347)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(261,216)	(3,935,334)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	425,369	6,911,906

CASH AND CASH EQUIVALENTS, END OF PERIOD	$164,153	$2,976,572

NON CASH ACTIVITIES:
Fair value of common stock and warrants issued in connection with the purchase of the fileTRUST assets	$—	$252,000

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

As shown in the unaudited condensed consolidated financial statements, during the six months ended June 30, 2003 and 2002, the Company incurred net losses of $520,887 and $4,545,648, respectively. Cash used in operations during the six months ended June 30, 2003 and 2002 was $338,519 and $3,730,987, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

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

For the six months ended June 30, 2003 and 2002, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

3.	STOCK-BASED COMPENSATION

The Company currently has one stock-based compensation plan, which is described more fully in Note 8 in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2002, as filed on March 31, 2003. As amended, this plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of June 30, 2003, there were 210,466 remaining options available under this plan.

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

The following table illustrates the effect on net loss and net loss per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss as reported	$(252,800)	$(2,263,214)	$(520,887)	$(4,545,648)
Add back stock-based compensation included in the determination of net loss as reported	258	174,349	2,338	355,448
Less stock-based compensation has all options been recorded at fair value	(29,283)	(674,759)	(72,900)	(1,377,785)

Adjusted net loss	$(281,825)	$(2,763,524)	$(591,449)	$(5,567,985)

Weighted average shares outstanding, basic and diluted	1,013,038	1,013,038	1,013,038	1,010,030
Net loss per share, basic and diluted, as reported	$(0.25)	$(2.23)	$(0.51)	$(4.50)

Adjusted net loss per share, basic and diluted	$(0.28)	$(2.73)	$(0.58)	$(5.51)

Under APB No. 25, stock options that include stock appreciation rights (“SARs”) are accounted for as variable awards and compensation expense is measured at each reporting date based on the difference between the exercise price and the market price of the common stock. For unvested awards, compensation expense is recognized over the vesting period; for vested awards, compensation expense is adjusted up or down at each reporting date based on changes in the market price of the common stock. At June 30, 2003 and 2002, there were 40,874 and 63,025 outstanding options, respectively, to purchase the Company’s common stock that included SARs.

On April 3, 2001, the Company’s Board of Directors resolved to reprice options to purchase 95,710 shares of the Company’s common stock. The options were originally issued between October 1999 and December 2000 and had exercise prices ranging from $50.76 to $135.00 per share. The exercise price for these options was reduced to $27.81, the closing market value of the Company’s common stock as of the repricing date. The repriced options continue to vest according to the original grant date. These options are now accounted for as variable awards, similar to the SARs. At June 30, 2003 and 2002, there were 26,222 and 84,580 outstanding options, respectively, to purchase the Company’s common stock that were repriced and subject to variable plan accounting.

During the six months ended June 30, 2003 and 2002, the Company recorded stock-based compensation expense of $2,338 and $355,448. These amounts represents the amortization of deferred stock-based compensation recognized as the result of the Company’s issuance of stock options to employees at exercise prices less than the quoted market price on the grant date. The Company did not record any stock-based compensation on stock options accounted for as variable awards for the six months ended June 30, 2003 and 2002 because the closing market price of the Company’s common stock was less than the exercise price of these options.

4.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The Company does not believe that the adoption of EITF-00-21 will have a material impact on the Company’s results of operations or financial position.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require identification of the Company’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses or stands to gain from a majority of its expected returns. The interpretation is effective after January 31, 2003 for any VIE created after that date and is effective July 1, 2003 for VIEs created before February 1, 2003. The Company believes that the adoption of FIN 46 will not have a material impact on the Company’s results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company believes that the adoption of SFAS No. 149 will not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on the Company’s results of operations or financial position.

5.	SUBSEQUENT EVENTS

On July 23, 2003, the Company completed the private placement of 20,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”) to two significant shareholders, one of which was the Company’s former co-chairman of its Board of Directors. The Company received $50,000 in connection with this private placement. The Preferred Stock has no stated dividend rate. Each share of Preferred Stock is convertible into one share of common stock at the option of the holder. In addition to its convertible features, the holders of the Preferred Stock are entitled to twenty-five votes per share of Preferred Stock on any matter brought to the vote of shareholders.

On July 24, 2003, the Company amended its outstanding and vested stock options granted to its Chief Executive Officer. Vested and outstanding options to purchase 22,222 and 14,815 shares of the Company’s common stock at $27.81 and $33.75 per share, respectively, were cancelled. The Company granted its Chief Executive Officer options to purchase 37,037 shares of its common stock at an exercise price of $1.00 per share. The newly granted options are completely vested. Compensation expense for this modification will be approximately $31,000 and will be recognized in July 2003.

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

The adverse economic environment and our need to conserve capital have forced us to reduce our work force and restructure our operations on several occasions over the past two years. Effective June 30, 2003, we have three (2) employees, each working in a general and administrative capacity, and have outsourced our information technology infrastructure, billable services infrastructure, software code base and reseller network to a third party whose principals are all former employees. We believe that this outsourced relationship will not impair our ability to deliver our products and services.

In November 2002, we filed a complaint against Oracle Corporation (“Oracle”) for infringement of two of our patents. In May 2003, Oracle filed a complaint against us seeking unspecified monetary damages and injunctive relief, amongst other remedies, for infringement of a patent held by Oracle. In July 2003, we filed a complaint against Oracle, Sun Microsystems, Inc., Dell Computer Corporation and Electronic Arts Inc. for infringement of two of our patents.

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

Investments – At June 30, 2003, we have approximately $1.1 million invested in several high-yield, secured corporate notes to better maximize our rate of return on our cash. These investments represent a significant portion of our total assets at June 30, 2003. These investments are classified as held-to-maturity and are carried at their amortized cost. Investments and maturities of less than one year are classified as short-term investments.

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

Engineering and Development Expenses – Engineering and development expenses consist primarily of salaries and related personnel costs and other costs related to the design, development, testing, deployment and enhancement of our products and services. We have expensed our engineering and development costs as incurred. At June 30, 2003, there were no full time employees performing engineering or development on our products and services. Effective September 30, 2002, we have outsourced the maintenance of our billable services infrastructure as well as product and customer support to Built Right Networks.

Other Operating Expenses – Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At June 30, 2003, there were no full time employees performing selling and marketing activities. Our remaining two employees are performing general and administrative activities.

Reduction in Force – We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. Effective April 23, 2001, we implemented an approximate 40% reduction in our work force. Effective June 28, 2002, we implemented an approximate 50% reduction in our then existing work force and the remaining twenty (20) employees took a ten percent reduction in their salary. Effective July 29, 2002, we reduced our work force by approximately 35% to thirteen (13) persons. Effective September 30, 2002, we reduced our work force to three (3) persons. At June 30, 2003, we had two employees, each working in a general and administrative capacity.

Results of Operations – Three Months Ended June 30, 2003 and 2002

Revenues for the three months ended June 30, 2003 increased $14,062 or 12% to $131,321 from $117,259 for the comparable period in 2002. The increase in our revenues was attributable to a $3,981 increased in service revenue and a $10,081 increase in software license revenue over the two periods. Customers representing more than 10% of our revenues for the six-month period ended June 30, 2003 were FleetBoston and New York Life Insurance Company (“New York Life”), approximately 38% and 22%, respectively. In 2002, sales to FleetBoston, New York Life and Veritas Software Corporation (“Veritas”) represented approximately 32%, 17% and 14% of our revenues, respectively. No other customer accounted for more than 10% of our revenues for either period.

We recognized $62,657 from the sale of our Mangomind service and $53,030 from the sale of our fileTRUST service during the three months ended June 30, 2003. During the same period in 2002, we recognized $70,692 from the sale of our Mangomind service and $41,014 from the sale of our fileTRUST service.

Cost of services for the three months ended June 30, 2003 decreased $96,520 or 42% to $131,095 compared to $227,615 for the comparable period in 2002. The decrease in the cost of delivering our services was primarily a result of our decision to outsource the management of our billable services infrastructure and product and customer support to Built Right Networks, continued overhead reductions and a switch to a lower cost data center.

Engineering and development expense for the three-month period ended June 30, 2003 was $839. In the comparable period in 2002, engineering and development expense was $802,602, which consisted primarily of salaries and related personnel costs. During the three-month period ended June 30, 2003, we had no full-time employees performing engineering or development activities.

For the three-month period ended June 30, 2003, other operating expenses including selling and marketing and general and administrative expenses decreased $911,552 or 76% to $283,160 compared with $1,194,712 for the comparable period in 2002. The decrease in other operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the three-month period ended June 30, 2003, each of our two (2) full-time employees were working in a general and administrative capacity.

Stock-based compensation expense of $258 was recorded for the three-month period ended June 30, 2003 compared to $174,349 for the comparable period in 2002. The decrease in this expense was primarily attributable to the decrease in the number of outstanding employee stock options subject to compensation expense as well as the decline in the market price of our common stock and its effect on employee stock options accounted for as variable awards (see note 3 to the condensed consolidated financial statements).

Our loss from operations decreased $1,997,988 to $284,031 for the three-month period ended June 30, 2003 compared with a loss from operations of $2,282,019 for the comparable period in 2002 as a result of the above factors.

Interest income increased $12,426 to $31,231 for the three months ended June 30, 2003 compared to $18,805 for the three months ended June 30, 2002. Our cash balances available for investment have decreased period over period, however we have invested approximately $1.1 million in several high-yield, secured corporate notes that deliver greater returns than our pervious interest-bearing cash accounts.

Results of Operations – Six Months Ended June 30, 2003 and 2002

Revenues for the six months ended June 30, 2003 increased $63,562 or 30% to $272,289 from $208,727 for the comparable period in 2002. The increase in our revenues was attributable to a $33,582 increased in service revenue and a $29,980 increase in software license revenue over the two periods. Customers representing more than 10% of our revenues for the six-month period ended June 30, 2003 were FleetBoston and New York Life, approximately 35% and 21%, respectively. In 2002, sales to FleetBoston, New York Life and Veritas represented approximately 28%, 20% and 15% of our revenues, respectively. No other customer accounted for more than 10% of our revenues for either period.

We recognized $130,882 from the sale of our Mangomind service and $104,374 from the sale of our fileTRUST service during the six months ended June 30, 2003. During the same period in 2002, we recognized $138,785 from the sale of our Mangomind service and $62,889 from the sale of our fileTRUST service. We began selling the fileTRUST services in March 2002.

Cost of services for the six months ended June 30, 2003 decreased $166,814 or 39% to $258,962 from $425,776 for the comparable period in 2002. The decrease in the cost of delivering our services was primarily a result of our decision to outsource the management of our billable services infrastructure and product and customer support to Built Right Networks, continued overhead reductions and a switch to a lower cost data center.

Engineering and development expense for the six-month period ended June 30, 2003 was $4,205. In the comparable period in 2002, engineering and development expense was $1,497,335, which consisted primarily of salaries and related personnel costs. During the six-month period ended June 30, 2003, we had no full-time employees performing engineering or development activities.

For the six-month period ended June 30, 2003, other operating expenses including selling and marketing and general and administrative expenses decreased $1,938,360 or 77% to $584,693 compared with $2,523,053 for the comparable period in 2002. The decrease in other operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the six-month period ended June 30, 2003, each of our two (2) full-time employees were working in a general and administrative capacity.

We recorded $2,338 in stock-based compensation expense over the six-month period ended June 30, 2003 compared to $355,448 for the comparable period in 2002. The decrease in this expense was primarily attributable to the decrease in the number of outstanding employee stock options subject to compensation expense as well as the decline in the market price of our common stock and its effect on employee stock options accounted for as variable awards (see note 3 to the condensed consolidated financial statements).

Our loss from operations decreased $4,014,976 to $577,909 for the six-month period ended June 30, 2003 compared with a loss from operations of $4,592,885 for the comparable period in 2002 as a result of the above factors.

Interest income increased $9,785 to $57,022 for the six months ended June 30, 2003 compared to $47,237 for the six months ended June 30, 2002. Our cash balances available for investment have decreased period over period, however we have invested approximately $1.1 million in several high-yield, secured corporate notes that deliver greater returns than our pervious interest-bearing cash accounts.

Financial Condition, Liquidity and Capital Resources

We were formed in June 1995 and, since our formation, have raised approximately $74.2 million in gross proceeds as of June 30, 2003 through the private placement of debt and equity securities. In addition, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At June 30, 2003, approximately $1.0 million in additional financing was provided through accounts payables, accrued expenses and other trade credit.

At June 30, 2003, we had a cash balance of approximately $164,000 and a working capital deficiency of approximately $151,000. At June 30, 2003, we had approximately $1.1 million invested in several high-yield short and long-term investments. Excluding our Nashua, NH facility lease, we do not have any commercial commitments or off balance sheet financing. Our facility lease is set to expire in November 2003.

As shown in the unaudited condensed consolidated financial statements, during the six months ended June 30, 2003 and 2002, we incurred net losses of $520,887 and $4,545,648, respectively. Cash used in operations during the six months ended June 30, 2003 and 2002 was $338,519 and $3,730,987, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $88,020,030 as of June 30, 2003. For the six months ended June 30, 2003 and the year ended December 31, 2002, our net losses were $520,887 and $6,384,402, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Our High-Yield Investments Could Become Impaired.

We have approximately $1.1 million invested in high-yield, secured corporate notes. These investments represent a significant portion of our total assets at June 30, 2003. Investments in high-yield corporate notes entail a higher risk of delinquency or even complete loss. No assurance can be given that we will not experience any losses or that our debtors will timely remit on the maturity of these notes. If we experience any loss or impairment on these investments, our business, financial condition and results of operations will be materially and adversely affected.

We Have Limitations On The Effectiveness Of Our Internal Controls.

We have two full-time employees, each engaged in general and administrative capacities. A complete set of internal controls is not possible in an organization of this size. Management does not expect that its disclosure controls or its internal controls will prevent all errors and intentional misrepresentations. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the organization have been detected.

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

ITEM 3.    CONTROLS AND PROCEDURES

We have significantly reduced our work force on several occasions during 2001 and 2002. At June 30, 2003, we had two (2) employees, including Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems, financial reporting and safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent. We continue to review our disclosure controls and procedures and the effectiveness of those controls.

Within the ninety (90) day period prior to the date of this report, we conducted an evaluation, under the supervision and participation of our Chief Executive Officer (principal financial and executive officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer (principal financial and executive officer) concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings.

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or taken.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On December 6, 2002, the Company filed a notification on Form 8-K that on November 22, 2002, it filed a complaint in the United States District Court, District of New Hampshire, against Oracle Corporation for infringement of U.S. Patent No. 6,148,377 and U.S. Patent No. 5,918,229.

On June 4, 2003, the Company filed a notification on Form 8-K that on May 15, 2003, Oracle Corporation filed a complaint in the United States District Court, Northern District of California, against the Company and Built Right Networks for infringement of a patent held by Oracle Corporation. The complaint seeks unspecified monetary damages and injunctive relief and awards for interest, costs and attorneys’ fees.

On July 17, 2003, the Company filed notification on Form 8-K that on July 2, 2003, it filed a complaint in the United States District Court, Northern District of California, against Oracle Corporation, Sun Microsystems, Inc., Dell Computer Corporation and Electronic Arts Inc. for infringement of U.S. Patent No. 6,148,377 and U.S. Patent No. 5,918,229.

ITEM 2.    CHANGES IN SECURITIES

On March 7, 2003, the Company completed its 1-for-27 reverse stock split. As a result of this reverse stock split, the Company’s authorized shares of common stock decreased to 3,703,704, of which 1,013,038 were issued and outstanding

On July 14, 2003, the Company amended the Rights Agreement, dated as of March 14, 2003, between the Company and Interwest Transfer Co., Inc., as Rights Agent (the “Rights Agreement”), increasing the initial exercise price thereunder from $125.00 per Right (as defined in the Rights Agreement) to $250.00 per Right.

On July 23, 2003, the Company completed the private placement of 20,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”) to two significant shareholders, one of which was the Company’s former co-chairman of its Board of Directors. The Company received $50,000 in connection with this private placement. The Preferred Stock has no stated dividend rate. Each share of Preferred Stock is convertible into one share of common stock at the option of the holder. In addition to its convertible features, the holders of the Preferred Stock are entitled to twenty-five votes per share of Preferred Stock on any matter brought to the vote of shareholders.

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
31.1

Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	1999 Incentive Compensation Plan, as amended and restated on May 1, 2000. (1)
99.2	Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (1)
99.3	Form of Warrant Agreement. (1)
99.4	Asset Purchase Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (5)
99.5	Warrant Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (5)
99.6	Information Management Services Agreement, dated September 30, 2002, between MangoSoft, Inc. and Built Right Networks LLC. (6)
99.7	Rights Agreement, dated March 14, 2003, between MangoSoft, Inc. and Interwest Transfer Co., Inc. (7)

(1)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.
(2)	Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby incorporated by reference thereto.
(3)	Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.
(4)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 27, 2002 and hereby incorporated by reference thereto.
(5)	Filed as an exhibit to our Quarterly Report filed August 14, 2002 for the quarter ended June 30, 2002 and hereby incorporated by reference thereto.
(6)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 30, 2002 and hereby incorporated by reference thereto.
(7)	Files as an exhibit to our Current Report on Form 8-K for an event dated March 21, 2003 and hereby incorporated by reference thereto.

(b)	Reports on Form 8-K:

On June 4, 2003, we files on Form 8-K notification that on May 15, 2003, Oracle International Corporation (“Oracle”) filed a complaint (the “Complaint”) in the United States District Court for the Northern District of California against us, Mangosoft Corporation and Built Right Networks LLC (collectively, including us, the “Defendants”). The Complaint alleges, among other things, that various software and/or systems manufactured, used and sold by the Defendants, including the Mangomind product and related services, infringe a patent held by Oracle. The Mangomind product and related services currently account for a significant portion of our revenues. The Complaint seeks unspecified monetary damages and injunctive relief and awards for interest, costs and attorneys’ fees.

As previously reported, on November 22, 2002, we filed a complaint in United States District Court for the District of New Hampshire against Oracle for infringement of two patents held by us.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2003	MANGOSOFT, INC.

	By:	/s/ DALE VINCENT
Dale Vincent Chief Executive Officer (Principal Financial and Accounting Officer)