Form 10QSB
period 2003-09-30
MANGOSOFT INC
filed 2003-11-12
CIK 947969

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended September 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 11, 2003
Common stock, $0.001 par value	1,013,038 shares
Series B convertible preferred stock, $0.001 par value	20,000 shares

MANGOSOFT, INC. AND SUBSIDIARY

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$154,921	$425,369
Short-term investments	621,474	608,317
Accounts receivable	23,027	20,226
Prepaid expenses and other current assets	3,686	98,660

Total current assets	803,108	1,152,572
Property and equipment – net	83,978	240,019
Long-term investments	420,539	507,080
Intangibles and other assets, net	169,750	260,250

Total	$1,477,375	$2,159,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$720,679	$707,123
Accrued compensation	39,890	23,142
Other accrued expenses and current liabilities	278,374	285,639

Total current liabilities	1,038,943	1,015,904

Commitments and contingencies
Stockholders’ Equity:
Common stock	1,013	1,013
Preferred stock	50,000	—
Additional paid-in capital	88,675,714	88,660,123
Deferred compensation	(1,718)	(17,976)
Accumulated deficit	(88,286,577)	(87,499,143)

Total stockholders’ equity	438,432	1,144,017

Total	$1,477,375	$2,159,921

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2003	2002
	(Unaudited)
Software license revenues	$—	$21,250
Service revenues	115,700	124,352

Total revenues	115,700	145,602
Costs and expenses:
Cost of services (1)	126,666	136,147
Engineering and development (1)	—	277,803
Selling and marketing (1)	16,316	128,314
General and administrative (1)	247,052	641,943
Equipment write-down	—	219,605
Stock-based compensation expense	29,511	123,592

Loss from operations	(303,845)	(1,381,802)
Interest income	37,298	10,657

Net loss	$(266,547)	$(1,371,145)

Net loss per share – basic and diluted	$(0.26)	$(1.35)
Weighted average shares outstanding – basic and diluted	1,013,038	1,013,038

(1) Excludes stock-based compensation expense as follows:
Cost of services	$—	$4,875
Engineering and development	—	36,850
Selling and marketing	—	449
General and administrative	29,511	81,418

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
Software license revenues	$37,033	$28,303
Service revenues	350,956	326,026

Total revenues	387,989	354,329
Costs and expenses:
Cost of services (1)	385,628	561,923
Engineering and development (1)	4,205	1,775,138
Selling and marketing (1)	20,159	698,477
General and administrative (1)	827,902	2,594,833
Equipment write-down	—	219,605
Stock-based compensation expense	31,849	479,040

Loss from operations	(881,754)	(5,974,687)
Interest income	94,320	57,894

Net loss	$(787,434)	$(5,916,793)

Net loss per share – basic and diluted	$(0.78)	$(5.85)
Weighted average shares outstanding – basic and diluted	1,013,038	1,011,073

(1) Excludes stock-based compensation expense as follows:
Cost of services	$—	$37,125
Engineering and development	1,798	179,886
Selling and marketing	—	16,417
General and administrative	30,051	245,612

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(787,434)	$(5,916,793)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization and equipment write-down	246,541	708,775
Stock-based compensation	31,849	479,040
Unrealized investment gains	(65,315)	—
Increase (decrease) in cash from the change in:
Accounts receivable	(2,801)	14,524
Prepaid expenses and other current assets	94,974	48,342
Accounts payable	13,556	20,481
Accrued compensation	16,748	(297,905)
Other accrued expenses and current liabilities	(7,265)	100,340

Net cash used by operating activities	(459,147)	(4,843,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(29,347)
Cash paid for fileTRUST assets	—	(175,000)
Cash paid for short and long-term investments	(257,437)	(458,329)
Investment maturities	396,136	—

Net cash provided by (used by) investing activities	138,699	(662,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	50,000	—

Net cash provided by financing activities	50,000	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(270,448)	(5,505,872)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	425,369	6,911,906

CASH AND CASH EQUIVALENTS, END OF PERIOD	$154,921	$1,406,034

NON CASH ACTIVITIES:
Fair value of common stock and warrants issued in connection with the purchase of the fileTRUST assets	$—	$252,000

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

On July 24, 2003, the Company issued 20,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”) to two significant shareholders for $50,000, one of which is the Company’s former co-chairman of the board. The Preferred Stock has no stated dividend rate. Each share of Preferred Stock is convertible into one share of common stock at the option of the holder. In addition to the convertible features of this private placement, the holders of the Preferred Stock are entitled to twenty-five votes per share of Preferred Stock on any matter brought to a vote of shareholders.

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

As shown in the unaudited condensed consolidated financial statements, during the nine months ended September 30, 2003 and 2002, the Company incurred net losses of $787,434 and $5,916,793, respectively. Cash used in operations during the nine months ended September 30, 2003 and 2002 was $459,147 and $4,843,196, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

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

For the nine months ended September 30, 2003 and 2002, the effect of stock options, preferred stock and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

3.	STOCK-BASED COMPENSATION

The Company currently has one stock-based compensation plan, which is described more fully in Note 8 in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2002, as filed on March 31, 2003. As amended, this plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of September 30, 2003, there were 210,466 remaining options available under this plan.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure.” This Statement amends the transition and disclosure requirements of SFAS No. 123 with respect to the implementation of the fair value method of accounting for options. In addition, SFAS No. 148 amends the disclosure requirements for SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. On December 15, 2002, the Company adopted the disclosure requirements of SFAS No. 148.

The following table illustrates the effect on net loss and net loss per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss as reported	$(266,547)	$(1,371,145)	$(787,434)	$(5,916,793)
Add back stock-based compensation included in the determination of net loss as reported	29,511	123,592	31,849	479,040
Less stock-based compensation has all options been recorded at fair value	(117,203)	(423,321)	(190,103)	(1,801,106)

Adjusted net loss	$(354,239)	$(1,670,874)	$(945,688)	$(7,238,859)

Weighted average shares outstanding, basic and diluted	1,013,038	1,013,038	1,013,038	1,011,073
Net loss per share, basic and diluted, as reported	$(0.26)	$(1.35)	$(0.78)	$(5.85)

Adjusted net loss per share, basic and diluted	$(0.35)	$(1.65)	$(0.93)	$(7.16)

Under APB No. 25, stock options that include stock appreciation rights (“SARs”) are accounted for as variable awards and compensation expense is measured at each reporting date based on the difference between the exercise price and the market price of the common stock. For unvested awards, compensation expense is recognized over the vesting period; for vested awards, compensation expense is adjusted up or down at each reporting date based on changes in the market price of the common stock. At September 30, 2003 and 2002, there were 26,059 and 61,750 outstanding options, respectively, to purchase the Company’s common stock that included SARs.

On April 3, 2001, the Company’s Board of Directors resolved to reprice options to purchase 95,710 shares of the Company’s common stock. The options were originally issued between October 1999 and December 2000 and had exercise prices ranging from $50.76 to $135.00 per share. The exercise price for these options was reduced to $27.81, the closing market value of the Company’s common stock as of the repricing date. The repriced options continue to vest according to the original grant date. These options are now accounted for as variable awards, similar to the SARs. At September 30, 2003 and 2002, there were 4,000 and 49,295 to variable plan accounting.

On July 24, 2003, the Company amended its outstanding and vested stock options granted to its Chief Executive Officer. Vested and outstanding options to purchase 22,222 and 14,815 shares of the Company’s common stock at $27.81 and $33.75 per share, respectively, were cancelled. The Company granted its Chief Executive Officer options to purchase 37,037 shares of its common stock at an exercise price of $1.00 per share. The newly granted options are completely vested. The Company recognized $29,253 in stock-based compensation expense relating to this repricing.

During the nine months ended September 30, 2003 and 2002, the Company recorded stock-based compensation expense of $31,849 and $479,040. These amounts represents the amortization of deferred stock-based compensation recognized as the result of the Company’s issuance of stock options to employees at exercise prices less than the quoted market price on the grant date. The Company did not record any stock-based compensation on stock options accounted for as variable awards for the nine months ended September 30, 2003 and 2002 because the closing market price of the Company’s common stock was less than the exercise price of these options.

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

The adverse economic environment and our need to conserve capital have forced us to reduce our work force and restructure our operations on several occasions over the past two years. Effective September 30, 2003, we have two (2) employees, each working in a general and administrative capacity, and have outsourced our information technology infrastructure, billable services infrastructure, software code base and reseller network to a third party whose principals are all former employees. We believe that this outsourced relationship will not impair our ability to deliver our products and services.

In November 2002, we filed a complaint against Oracle Corporation (“Oracle”) for infringement of two of our patents. In May 2003, Oracle filed a complaint against us seeking unspecified monetary damages and injunctive relief, amongst other remedies, for infringement of a patent held by Oracle. In July 2003, we filed a complaint against Oracle, Sun Microsystems, Inc., Dell Computer Corporation and Electronics Art, Inc. for infringement of two of our patents.

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

Investments – At September 30, 2003, we have approximately $1.0 million invested in several high-yield, secured corporate notes to better maximize our rate of return on our cash. These investments represent a significant portion of our total assets at September 30, 2003. These investments are classified as held-to-maturity and are carried at their amortized cost. Investments and maturities of less than one year are classified as short-term investments.

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

Engineering and Development Expenses – Engineering and development expenses consist primarily of salaries and related personnel costs and other costs related to the design, development, testing, deployment and enhancement of our products and services. We have expensed our engineering and development costs as incurred. At September 30, 2003, there were no full time employees performing engineering or development on our products and services. Effective September 30, 2002, we have outsourced the maintenance of our billable services infrastructure as well as product and customer support to Built Right Networks.

Other Operating Expenses – Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows and commissions we pay to Built Right Networks. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At September 30, 2003, there were no full time employees performing selling and marketing activities. Our remaining two employees are performing general and administrative activities.

Reduction in Force – We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. Effective April 23, 2001, we implemented an approximate 40% reduction in our work force. Effective June 28, 2002, we implemented an approximate 50% reduction in our then existing work force and the remaining twenty (20) employees took a ten percent reduction in their salary. Effective July 29, 2002, we reduced our work force by approximately 35% to thirteen (13) persons. Effective September 30, 2002, we reduced our work force to three (3) persons. At September 30, 2003, we had two employees, each working in a general and administrative capacity.

Results of Operations – Three Months Ended September 30, 2003 and 2002

Revenues for the three months ended September 30, 2003 decreased $29,902 or 21% to $115,700 from $145,602 for the comparable period in 2002. The decrease in our revenues was attributable to a $8,652 decrease in service revenue and a $21,250 decrease in software license revenue over the two periods. One customer represented more than 10% of our revenues for the three-month period ended September 30, 2003; sales to FleetBoston represented approximately 43% of our total revenue for the period. In 2002, sales to FleetBoston, New York Life Insurance Company (“New York Life”) and Veritas Software Corporation represented approximately 32%, 24% and 14% of our revenues, respectively. No other customer accounted for more than 10% of our revenues for either period.

We recognized $63,307 from the sale of our Mangomind service and $52,393 from the sale of our fileTRUST service during the three months ended September 30, 2003. During the same period in 2002, we recognized $82,088 from the sale of our Mangomind service and $42,264 from the sale of our fileTRUST service.

Cost of services for the three months ended September 30, 2003 decreased $9,481 or 7% to $126,666 compared to $136,147 for the comparable period in 2002. The decrease in the cost of delivering our services was primarily a result of our continued reduction in operating costs.

There were no engineering and development expenses for the three-month period ended September 30, 2003. In the comparable period in 2002, engineering and development expense was $277,803, which consisted primarily of salaries and related personnel costs. During the three-month period ended September 30, 2003, we had no full-time employees performing engineering or development activities.

For the three-month period ended September 30, 2003, other operating expenses including selling and marketing and general and administrative expenses decreased $506,889 or 66% to $263,368 compared with $770,257 for the comparable period in 2002. The decrease in other operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the three-month period ended September 30, 2003, each of our two (2) full-time employees were working in a general and administrative capacity.

In 2002, we recorded a $219,605 charge during the three months ended September 30, 2002 primarily related to our write-down of certain computer hardware and related equipment that was no longer used in our operations. As a result of our shift in outsourced data centers, we significantly changed the configuration and therefore the computer equipment requirements used to operate our billable services infrastructure. As the net book value of these assets may not be recovered through the expected future cash flows from their use and eventual disposition, we wrote down these assets.

Stock-based compensation expense of $29,511 was recorded for the three-month period ended September 30, 2003. Of that total, $29,253 represented stock based-compensation recorded in connection with our repricing of 37,037 options to purchase our common stock in July 2003. For the comparable period in 2002, we recorded $123,592 in stock-based compensation expense. The decrease in this expense was primarily attributable to the decrease in the number of outstanding employee stock options subject to compensation expense as well as the decline in the market price of our common stock and its effect on employee stock options accounted for as variable awards (see note 3 to the condensed consolidated financial statements).

Our loss from operations decreased $1,077,957 to $303,845 for the three-month period ended September 30, 2003 compared with a loss from operations of $1,381,802 for the comparable period in 2002 as a result of the above factors.

Interest income increased $26,641 to $37,298 for the three months ended September 30, 2003 compared to $10,657 for the three months ended September 30, 2002. Our cash balances available for investment have decreased period over period, however we have invested approximately $1.0 million in several high-yield, secured corporate notes that deliver greater returns than our pervious interest-bearing cash accounts.

Results of Operations – Nine Months Ended September 30, 2003 and 2002

Revenues for the nine months ended September 30, 2003 increased $33,660 or 9% to $387,989 from $354,329 for the comparable period in 2002. The increase in our revenues was attributable to a $24,930 increase in service revenue and an $8,730 increase in software license revenue over the two periods. Customers representing more than 10% of our revenues for the nine-month period ended September 30, 2003 were FleetBoston and New York Life, approximately 37% and 16%, respectively. In 2002, sales to FleetBoston, New York Life and Veritas represented approximately 27%, 20% and 14% of our revenues, respectively. No other customer accounted for more than 10% of our revenues for either period.

We recognized $194,189 from the sale of our Mangomind service and $156,767 from the sale of our fileTRUST service during the nine-months ended September 30, 2003. During the same period in 2002, we recognized $225,637 from the sale of our Mangomind service and $100,389 from the sale of our fileTRUST service. We began selling the fileTRUST services in March 2002.

Cost of services for the nine-months ended September 30, 2003 decreased $176,295 or 31% to $385,628 from $561,923 for the comparable period in 2002. The decrease in the cost of delivering our services was primarily a result of our decision to outsource the management of our billable services infrastructure and product and customer support to Built Right Networks, continued overhead reductions and a switch to a lower cost data center.

Engineering and development expense for the nine-month period ended September 30, 2003 was $4,205. In the comparable period in 2002, engineering and development expense was $1,775,138, which consisted primarily of salaries and related personnel costs. During the nine-month period ended September 30, 2003, we had no full-time employees performing engineering or development activities.

For the nine-month period ended September 30, 2003, other operating expenses including selling and marketing and general and administrative expenses decreased $2,445,249 or 74% to $848,061 compared with $3,293,310 for the comparable period in 2002. The decrease in other operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the nine-month period ended September 30, 2003, each of our two (2) full-time employees were working in a general and administrative capacity.

In 2002, we recorded a $219,605 charge during the nine months ended September 30, 2002 primarily related to our write-down of certain computer hardware and related equipment that was no longer used in our operations. As a result of our shift in outsourced data centers, we significantly changed the configuration and therefore the computer equipment requirements used to operate our billable services infrastructure. As the net book value of these assets may not be recovered through the expected future cash flows from their use and eventual disposition, we wrote down these assets.

We recorded $31,849 in stock-based compensation expense over the nine-month period ended September 30, 2003 compared to $479,040 for the comparable period in 2002. The decrease in this expense was primarily attributable to the decrease in the number of outstanding employee stock options subject to compensation expense as well as the decline in the market price of our common stock and its effect on employee stock options accounted for as variable awards (see note 3 to the condensed consolidated financial statements).

Our loss from operations decreased $5,092,933 to $881,754 for the nine-month period ended September 30, 2003 compared with a loss from operations of $5,974,687 for the comparable period in 2002 as a result of the above factors.

Interest income increased $36,426 to $94,320 for the nine-months ended September 30, 2003 compared to $57,894 for the nine-months ended September 30, 2002. Our cash balances available for investment have decreased period over period, however we have invested approximately $1.0 million in several high-yield, secured corporate notes that deliver greater returns than our pervious interest-bearing cash accounts.

Financial Condition, Liquidity and Capital Resources

We were formed in June 1995 and, since our formation, have raised approximately $74.2 million in gross proceeds as of September 30, 2003 through the private placement of debt and equity securities. In addition, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At September 30, 2003, approximately $1.0 million in additional financing was provided through accounts payables, accrued expenses and other trade credit.

At September 30, 2003, we had a cash balance of approximately $155,000 and a working capital deficiency of approximately $236,000. At September 30, 2003, we had approximately $1.0 million invested in several high-yield short and long-term investments. Excluding our Nashua, NH facility lease, we do not have any commercial commitments or off balance sheet financing. Our facility lease, set to expire in November 2003, is being extended through November 2004.

As shown in the unaudited condensed consolidated financial statements, during the nine-months ended September 30, 2003 and 2002, we incurred net losses of $787,434 and $5,916,793, respectively. Cash used in operations during the nine-months ended September 30, 2003 and 2002 was $459,147 and $4,843,196, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $88,286,577 as of September 30, 2003. For the nine-months ended September 30, 2003 and the year ended December 31, 2002, our net losses were $787,434 and $6,384,402, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Our High-Yield Investments Could Become Impaired.

We have approximately $1.0 million invested in high-yield, secured corporate notes. These investments represent a significant portion of our total assets at September 30, 2003. Investments in high-yield corporate notes entail a higher risk of delinquency or even complete loss. No assurance can be given that we will not experience any losses or that our debtors will timely remit on the maturity of these notes. If we experience any loss or impairment on these investments, our business, financial condition and results of operations will be materially and adversely affected.

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

We have significantly reduced our work force on several occasions during 2001 and 2002. At September 30, 2003, we had two (2) employees, including Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems, financial reporting and safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent. We continue to review our disclosure controls and procedures and the effectiveness of those controls.

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

On December 6, 2002, the Company filed a notification on Form 8-K that on November 22, 2002, it filed a complaint in the United States District Court of New Hampshire, against Oracle Corporation for infringement of U.S. Patent No. 6,148,377 and U.S. Patent No. 5,918,229.

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

On July 17, 2003, the Company files notification on Form 8-K that on July 2, 2003, it filed a complaint in the United States District Court, Northern District of California, against Oracle Corporation, Sun Microsystems, Inc., Dell Computer Corporation and Electronic Arts, Inc. for infringement of U.S. Patent No. 6,148,377 and U.S. Patent No. 5,918,229.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Number	Description of Exhibit

2.1	Agreement and Plan of Merger by and among First American Clock Co., MangoSoft Corporation and MangoMerger Corp., dated as of August 27,1999. (1)

3.1	Articles of Incorporation, as amended. (2)

3.2	By-laws. (2)

10	Lease of Westborough Office Park, Building Five, dated November 10, 1995. (3)

16	Letter on Change in Certifying Accountant. (4)

21	Subsidiary of the Registrant. (2)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	1999 Incentive Compensation Plan, as amended and restated on May 1, 2000. (2)

99.2	Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (2)

99.3	Form of Warrant Agreement. (2)

99.4	Asset Purchase Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (5)

99.5	Warrant Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (5)

99.6	Information Management Services Agreement, dated September 30, 2002, between MangoSoft, Inc. and Built Right Networks LLC. (6)

99.7	Rights Agreement, dated March 14, 2003 and amended on July 25, 2003, between MangoSoft, Inc. and Interwest Transfer Co., Inc. (7)

(1)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.
(2)	Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby incorporated by reference thereto.
(3)	Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.
(4)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 27, 2002 and hereby incorporated by reference thereto.
(5)	Filed as an exhibit to our Quarterly Report filed August 14, 2002 for the quarter ended June 30, 2002 and hereby incorporated by reference thereto.
(6)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 30, 2002 and hereby incorporated by reference thereto.
(7)	Filed as an exhibit to our Current Report on Form 8-K for an event dated March 21, 2003, as amended on July 25, 2003, and hereby incorporated by reference thereto.

(b)	Reports on Form 8-K:

On July 17, 2003, we filed on Form 8-K notification that on July 2, 2003, we filed a complaint, civil action number c03-03089, in the United States District Court, Northern District of California, against Oracle Corporation, Dell Computer Corporation, Sun Microsystems, Inc. and Electronic Arts, Inc. for infringement of two of our patents.

On July 17, 2003, we filed on Form 8-K notification that on July 14, 2003, we amended our Rights Agreement, increasing the initial exercise price from $125.00 per Right to $250.00 per Right.

On July 25, 2003, we filed on Form 8-K notification that on July 23, 2003, we completed the private placement of 20,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) for $2.50 per share to two significant shareholders, one of which is our former co-chairman of our board of directors. Each share of Series B Preferred Stock is convertible into one share of our Common Stock. However, the holders of the Series B Preferred Stock are entitled to 25 votes per share of Series B Preferred Stock held on any matter.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2003	MANGOSOFT, INC.

/S/ DALE VINCENT

Dale Vincent Chief Executive Officer (Principal Financial and Accounting Officer)