Form 10KSB
period 2003-12-31
MANGOSOFT INC
filed 2004-03-26
CIK 947969

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2003

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for the most recent fiscal year: $504,156

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $2,240,357. This amount reflects the average bid and ask price of the Company’s common stock on the OTCBB on March 1, 2004.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock	1,013,038 Shares
$0.001 Par Value	(Outstanding on March 25, 2004)

MANGOSOFT, INC.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company’s prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-KSB also contains certain forward-looking statements within the meaning of the Federal Securities Laws. The Company’s future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors.

Readers should pay particular attention to the considerations described in the section of this report entitled “Risk Factors” beginning on page 8 of this report. Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(A) BUSINESS DEVELOPMENT

MangoSoft, Inc. (“MangoSoft”) was incorporated as First American Clock Co. (“First American”) under the laws of the State of Nevada on May 17, 1995. In connection with the organization of First American, its president and founders contributed $8,000 cash as initial capital. To raise funds with which to commence business operations, First American registered a public offering of its securities on Form SB-2, Commission File No. 33-93994, which became effective on October 25, 1995. Pursuant thereto, First American sold 187,800 shares of its common stock (as adjusted for stock splits) to the public at approximately $0.29 per share and raised gross proceeds of $54,150. However, First American did not generate any significant revenues from its operations and ceased such operations at the end of 1998.

Pursuant to an Agreement and Plan of Merger by and among MangoSoft Corporation, MangoMerger Corp. and First American, dated August 27, 1999 (the “Merger Agreement”), MangoSoft Corporation, a Delaware corporation engaged in software development, merged with MangoMerger Corp., a wholly-owned subsidiary of First American, which changed its name to MangoSoft, Inc., so that MangoSoft Corporation became a wholly-owned subsidiary of MangoSoft, Inc., the registrant (such transactions collectively referred to as the “Merger”).

Pursuant to the terms of the Merger Agreement, all of the outstanding capital stock of MangoSoft Corporation was converted into common stock of MangoSoft, Inc., par value $0.001 per share (the “Common Stock”), in accordance with the conversion rates specified in the Merger Agreement. In connection with the Merger, MangoSoft, Inc. issued 555,889 shares of Common Stock to security holders and certain debt holders of MangoSoft Corporation. As part of the Merger, we completed a private placement of 111,112 shares of common stock for net proceeds of approximately $3.1 million. We also issued 11,112 shares of common stock to the placement agent in respect of such private placement. Because First American was a non-operating entity and the closing of such private placement was contingent upon the closing of the Merger, the Merger was accounted for as a capital transaction and treated as a reverse acquisition, so that MangoSoft Corporation was deemed to have acquired First American. Accordingly, unless otherwise specified, historical references to our operations are references to the operations of MangoSoft Corporation.

Effective March 7, 2003, MangoSoft completed a 1-for-27 reverse stock split of its common stock. As a result of this reverse stock split, our authorized shares of common stock decreased from 100,000,000 to 3,703,703.

On March 11, 2003, MangoSoft declared a dividend distribution of one right (a “Right”) to purchase one-tenth of a share of common stock, $0.001 par value, for each share of MangoSoft common stock, payable to stockholders of record on March 18, 2003. MangoSoft also authorized and directed the issuance of one Right with respect to each common share issued thereafter until the distribution date (as defined in the Rights Agreement) and, in certain circumstances, with respect to common shares issued after the distribution date. Except as set forth in the Rights Agreement, each Right, when it becomes exercisable, entitles the registered holder to purchase from MangoSoft one-tenth of a common share at a price of $250.00 per whole common share, subject to adjustment, as amended. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Interwest Transfer Co., Inc., as Rights Agent, dated as of March 14, 2003, as amended.

(B) BUSINESS OF MANGOSOFT

GENERAL

We market, sell and support Internet business software and services that improve the utility and effectiveness of Internet-based business applications. Our software solutions address the networking needs of small businesses, workgroups and large enterprises. We have leveraged our patented technology known as “Pooling” to develop our suite of software solutions. Pooling is a peer-to-peer clustering technology that utilizes the network and resources of client personal computers (“PCs”) and workstations to deliver easy-to-use advanced software services. MangoSoft helps businesses gain a competitive advantage by improving collaboration with customers, partners and colleagues through smarter, faster Internet communications.

BUSINESS STRATEGY

We no longer develop new software products or services. We continue to market, sell and support our software services. Our strategy also includes seeking strategic business partnerships and distribution channels to leverage our patented technology.

COMPETITION

We compete primarily with general technology suppliers such as Microsoft Corporation, Oracle Corporation, EMC Corporation and Novell, Inc., as well as emerging Internet collaboration companies such as Groove Networks, Inc. We anticipate that we will encounter substantial competition from these companies as well as others entering the Internet storage and collaboration markets.

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

MangoSoft’s software and services make the Internet a better place for business. Our customers use MangomindSM to easily and securely connect with remote colleagues, clients and partners around the world. In doing so, Mangomind enables its users to make smarter and faster business decisions. Mangomind provides the secure file sharing benefits of a virtual private network (“VPN”) without additional hardware and configuration complexities.

Mangomind is an adaptation of our patented Pooling technology that delivers an easy-to-use virtual file service for the Internet. Mangomind combines the familiarity of Windows applications with the power of the Internet to deliver a secure means for multiple users to access, share and store important business files. Mangomind is sold as both a service and a standalone software product. The Mangomind service provides the security of a VPN without the additional hardware and configuration complexities. This virtual file service is hosted by a leading provider of complex Internet services and provides the familiar interface of a shared network drive. The Mangomind product is sold as a software license and the typical sale includes installation, training and extended support services. The Mangomind product is intended for the enterprise customer.

Mangomind facilitates business-to-business communications using the following features:

•	Simultaneous, multi-user file access. Mangomind is an Internet file-sharing system that allows multiple users in any location to simultaneously access and share files.

•	Online workgroup collaboration. Mangomind allows multiple users to collaborate online using Windows database applications commonly used in accounting, contact management, calendars, appointment scheduling and project management software packages.

•	Robust, safe and secure. Mangomind allows users to set access permissions for files and folders on a Mangomind drive. Data encryption (128-bit) at the client (user) level ensures that all files are securely transmitted and stored. Service level agreements ensure that a user’s files are available and protected.

•	Business level security through encryption. Access to shared files is restricted to clients authenticated by using public/private keys; each Mangomind user is authenticated using state-of-the-art private key encryption. Data is stored in encrypted form to prevent unauthorized access.

•	File access permissions. The Mangomind file system allows users to define access permissions for users or groups of users on individual drives, files and folders. Permission settings are easily specified using the same familiar Microsoft Windows procedures.

•	Familiar Windows interface. Mangomind looks and operates just like a local drive and is completely integrated with Windows. No user training is required; applications run as if on a local drive.

•	Access anytime, even when offline. When disconnected from the Internet, users can continue to work on their files offline because Mangomind caches the latest version of a file into a system’s local memory. Mangomind automatically synchronizes the files when the user reconnects to the Internet.

•	High availability service. The Mangomind service provides automatic backup and restore functions, full-time customer support and service, and service level agreements to ensure high availability of the service. The Mangomind service is hosted and managed by leading service providers.

fileTRUSTSM is an online data storage service we purchased from FleetBoston Financial Corporation (“FleetBoston”) in February 2002. fileTRUST users can access their stored files from any Internet-connected system. The fileTRUST service complements our Mangomind service by providing our customers with a lower cost online storage system. In conjunction with our purchase of fileTRUST, we executed a two-year enterprise license agreement with FleetBoston for the internal use of fileTRUST by FleetBoston, which expired in February 2004. The terms and conditions of this agreement provide for automatic renewals on a month-to-month basis. FleetBoston is our largest customer. The loss of FleetBoston as a customer will have a material adverse affect on our business.

Cachelink™ is a software-based web-caching product that increases the delivery speed of Internet and Intranet content to end-users. Cachelink utilizes our peer-to-peer clustering technology to efficiently link together the individual browser caches of multiple systems on a LAN into an aggregated, super cache, resulting in much faster Internet access without the expense of a dedicated hardware caching appliance or server. Cachelink is a pure peer-to-peer architecture, including a completely decentralized directory. Cachelink stores web information within a local network, a technique known as “caching.” Cachelink aggregates the cache from all the PCs on a LAN and makes it available to the entire network. Therefore, rather than going “outside” to the Internet to collect information, Cachelink enables the information to be gathered “inside” within the LAN. In addition to increasing the delivery speed of downloading web sites, Cachelink also reduces a company’s Internet traffic, and as a result maximizes bandwidth. Effective January 1, 2004, we discontinued our marketing activities with respects to Cachelink.

MARKETING AND SALES

Our marketing and sales strategy is focused on small to medium size companies as well as enterprise accounts. We market our products and services primarily through a reseller channel. Effective September 30, 2002, we executed an Information Management Service Agreement (the “Outsourced Services Agreement”) with Built Right Networks, LLC (“Built Right Networks”). Under the terms of the Outsourced Services Agreement, Built Right Networks now provides reseller channel management in addition to information systems and technical end-user support for our products and services. We continue to seek strategic relationships with business partners capable of rapidly expanding the distribution of our products and services in targeted industry segments.

The success of our marketing and sales activities is dependent, among other things, on our ability to retain and attract qualified resellers and original equipment manufacturers (“OEMs”) as well as the overall market perception of our products and services.

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

We have identified small and medium sized business in the financial services, consulting, manufacturing, healthcare, real estate and architecture industries as key vertical markets to focus our marketing of the Mangomind service. These industries are characterized by a high degree of interaction with workgroups outside their organization and a need for an efficient and secure means of file sharing and project collaboration. Our recruitment of resellers is targeted toward those resellers that have existing penetration within these targeted vertical markets. We offer 15-day risk-free trials to participants responding to our resellers’ marketing programs. These participants have become valuable prospects for our direct sales efforts.

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

fileTRUST

In connection with our purchase of fileTRUST from FleetBoston in February 2002, we executed a two-year enterprise license agreement with FleetBoston for their internal use of fileTRUST. This initial term of this agreement concluded in February 2004. The terms of this agreement provide for automatic renewals on a month-to-month basis. Management believes that FleetBoston will continue as a month-to-month customer. FleetBoston is our largest customer. We continue to seek organizations similar to FleetBoston to market and sell fileTRUST to.

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

Our Mangomind and fileTRUST customers are provided with twenty-four hour customer support. Direct customer support is available through a dedicated telephone line or e-mail and is managed by Built Right Networks. In addition, we maintain certain customer support information on our web site.

CONCENTRATIONS

We generate the majority of our revenues from the sale of our products and services in North America. All of our 2003 and 2002 revenues and approximately 92% of our 2001 revenues were generated from sales to North American customers.

Two customers accounted for approximately 52% of our 2003 net revenues. Three customers accounted for approximately 76% of our 2002 net revenues. One customer accounted for approximately 64% of our 2001 revenues.

INTELLECTUAL PROPERTY

To date, we have been granted five patents as follows: (i) System and Method for Providing Highly Available Data Storage Using Globally Addressable Memory (June 1, 1999); (ii) Structured Data Storage Using Globally Addressable Memory (June 29, 1999); (iii) Remote Access and Geographically Distributed Computers in a Globally Addressable Storage Environment (November 16, 1999); (iv) Shared client-side Web Caching Using Globally Addressable Memory (February 15, 2000); and (v) Shared Memory Computer Networks (November 14, 2000). We have applied for five additional U.S. patents which applications are still pending. Our patents cover aspects of our peer-to-peer clustering technology, Cachelink and Mangomind. We have also filed patent applications outside of the U.S. that are counterparts to the issued patents and pending applications. We also own trademarks on “Cachelink,” “Medley,” “Mango,” and “MangoSoft.” In addition, we also own service marks on “Mangomind,” “fileTRUST” and “the Business Internet File Service.”

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

On November 22, 2002, we filed a complaint in United States District Court, District of New Hampshire against Oracle Corporation (“Oracle”) for infringement of two of our patents; 1) Structured Data Storage Using Globally Addressable Memory (June 29, 1999) and 2) Shared Memory Computer Networks (November 14, 2000). On July 2, 2003, we filed a similar complaint in United Stated District Court, Northern District of California, against Oracle, Sun Microsystems, Inc., Dell Computer Corp. and Electronic Arts, Inc. for infringement of these two patents. On May 15, 2003, Oracle filed a complaint against us alleging that various software we have developed, including Mangomind, infringes on a patent held by Oracle.

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

EMPLOYEES

As of December 31, 2003, we had 2 full-time employees. Our success is highly dependent on our ability to attract and retain qualified resellers and to retain qualified outsourced information system management. To date, we believe we have been successful in our efforts, but there is no assurance that we will continue to be as successful in the future. None of our employees are subject to collective bargaining agreements.

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

We Have a Limited Operating History and Substantial Cumulative Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of approximately $88.3 million as of December 31, 2003. For the years ended December 31, 2003, 2002 and 2001, our losses from operations, excluding the net effects of stock-based compensation, were $1.11 million, $6.0 million and $10.5 million, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses and expect cumulative losses to increase substantially. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Our High-Yield Investments Could Become Impaired.

We have approximately $788,000 invested in high-yield, secured corporate notes with related parties. These investments represent a significant portion of our total assets at December 31, 2003. Investments in high-yield corporate notes entail a higher risk of delinquency or even complete loss. No assurance can be given that we will not experience any losses or that our debtors will timely remit on the maturity of these notes. If we experience any loss or impairment on these investments, our business, financial condition and results of operations will be materially and adversely affected.

Our Performance Depends on Market Acceptance of Our Products.

We expect to derive a substantial portion of our future revenues from the sales of fileTRUST and Mangomind. Due to our small size and need to conserve capital, our selling and marketing activities for these products/services is limited. If markets for our products fail to develop, develop more slowly than expected or are subject to substantial competition and we are unable to retain FleetBoston as a fileTRUST customer, our business, financial condition and results of operations will be materially and adversely affected.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our principal corporate offices are located in Nashua, New Hampshire and consist of approximately 2,400 square feet of office space under a lease expiring on November 14, 2005. Our office has the capacity to accommodate approximately twenty people. Our offices are leased from Forward Journey LLC, an independent third party lessor. In 2003 and 2002, we recorded approximately $30,000 and $31,000 in rent expense for this facility. We expect to incur approximately $35,000 and $32,000 in rent expense in 2004 and 2005 for this facility, respectively.

Until October 2002, our former principal corporate offices were located in Westborough, Massachusetts. We restructured this facility lease on several occasions beginning in January 2002. This lease expired in September 2003. At December 31, 2003, we have accrued approximately $149,000 in unpaid rent on this facility. In 2003, we expensed approximately $71,000 in connection with this facility.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2003 to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) Market Information

Our common stock, $0.001 par value, began trading in October 1999 on the Over-The-Counter Bulletin Board Market (“OTCBB”) under the symbol “MGNX.” Effective March 7, 2003, our common stock began trading under the symbol “MGOF.” Our symbol change is attributable to our March 7, 2003 1-for-27 reverse stock split.

The following sets forth the high and low bid price quotations for each calendar quarter in which trading occurred during the last two fiscal years, adjusted to reflect the effects of the March 7, 2003 reverse stock split. Such quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions:

2003	High	Low
First Quarter	$3.24	$1.05
Second Quarter	2.25	1.20
Third Quarter	2.00	1.45
Fourth Quarter	2.50	1.50

2002	High	Low
First Quarter	$20.25	$10.80
Second Quarter	12.69	3.51
Third Quarter	4.32	1.08
Fourth Quarter	3.24	1.08

On March 1, 2004, the last reported sale price of our common stock on the OTCBB was $2.90 per share.

(B) Holders

As of December 31, 2003, there were approximately 385 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street name.”

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

(D) Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth information surrounding compensation plans in which we have authorized the future issuance of our common stock, adjusted to reflect the effects of the March 7, 2003 reverse stock split:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	79,689	$22.31	210,466

Equity compensation plans not approved by security holders	13,111	43.13	N/A

Total	92,800	$25.26	210,466

(E) Recent Sales of Unregistered Securities

On July 24, 2003, we issued 20,000 shares of Series B Convertible Preferred Stock to two significant shareholders for $50,000, one of which is our former co-chairman of the board of directors. Each of the shareholders are accredited investors. Each share of preferred stock is convertible into one share of common stock at the option of the holder. In addition to the convertible features of this private placement, the holders of the preferred stock are entitled to twenty-five votes per share of preferred stock on any matter brought to the vote of shareholders.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-KSB that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Annual Report on Form 10-KSB, including under “Risk Factors.”

OVERVIEW

We market, sell and support Internet business software and services that improve the utility and effectiveness of Internet-based business applications. Our software solutions address the networking needs of small businesses, workgroups and large enterprises. Our products and services enhance the performance of PC networks and deliver improved service utilizing existing equipment. We no longer develop new software products or services.

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

fileTRUST is an online data storage service we purchased from FleetBoston in February 2002 for approximately $427,000, of which $175,000 was paid in cash and the balance in our common stock and warrants to purchase our common stock at $14.31 per share. fileTRUST users can access their stored files from any Internet-connected system. The fileTRUST service compliments our Mangomind service by providing customers with a lower cost online storage system. In conjunction with our purchase of fileTRUST, we executed a two-year enterprise license agreement with FleetBoston for the internal use of fileTRUST by FleetBoston, which expired in February 2004. The terms and conditions of this agreement provide for automatic renewals on a month-to-month basis. Management believes that FleetBoston will continue as a month-to-month customer. We recorded approximately $330,000 in net revenues from the inception of this agreement through December 31, 2003.

Cachelink is a peer-to-peer clustered web cache. Cachelink utilizes our peer-to-peer clustering technology to efficiently link together the individual browser caches of multiple systems on a LAN into an aggregated “super cache,” resulting in much faster Internet access without the expense of a dedicated hardware caching appliance or server. Cachelink is a pure peer-to-peer architecture, including a completely decentralized directory. The product is self-configuring and self-healing from any number of system failures. Effective, January 1, 2004, we discontinued our marketing activities with respects to Cachelink.

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

Investments – At December 31, 2003, we have approximately $788,000 invested in several high-yield, secured corporate notes with related parties to better maximize our rate of return on our cash. These investments represent a significant portion of our total assets at December 31, 2003. These investments are classified as held-to-maturity and are carried at their amortized cost. Investments and maturities of less than one year are classified as short-term investments.

Stock-based Compensation – As part of our compensation programs offered to our employees, we grant stock options. In addition, we have engaged third-party consultants and advisors and have compensated them in the form of stock options. Compensation for stock options issued to employees is generally measured as the difference between the exercise price of the options granted and the fair value of our common stock on the date of grant. Compensation for stock options issued to third-party consultants and advisors is measured at the fair value on the date of grant, determined using the Black-Scholes valuation model. Because of the cashless exercise feature of the stock options granted in 1999 and the repricing of options granted in 2003 and 2000, we are required to remeasure the compensation related to these awards at each reporting date. As the quoted market price of our common stock fluctuates, our reported operating expenses will continue to fluctuate. These fluctuations can be significant.

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

Engineering and Development Expenses - Engineering and development expenses consist primarily of salaries and related personnel costs and other costs related to the design, development, testing, deployment and enhancement of our products and services. We have expensed our engineering and development costs as incurred. At December 31, 2003, there were no full time employees performing engineering or development on our products and services. Effective September 30, 2002, we have outsourced the maintenance of our billable services infrastructure as well as product and customer support to Built Right Networks.

Other Operating Expenses - Selling and marketing expenses consist primarily of salaries and related personnel costs and additional costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At December 31, 2003, there were no full time employees performing selling and marketing activities. Our remaining two employees are performing general and administrative activities.

Reduction in Force – We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At December 31, 2003 and 2002, we had two employees, each working in a general and administrative capacity.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2003 AND 2002

Revenue decreased $12,864 from $517,020 in 2002 to $504,156 in 2003, a decrease of approximately 2%. In 2003, we recognized $729 from the sale of the Cachelink product, $36,698 from the sale of the Mangomind product, $256,959 from the sale of the Mangomind service and $209,770 from the sale of the fileTRUST service. In 2002, we recognized $2,597 from the sale of the Cachelink product, $47,234 from the sale of the Mangomind product, $323,239 from the sale of the Mangomind service and $143,950 from the sale of the fileTRUST service. The decrease in revenues was primarily attributable to the decreases in Mangomind service revenue offset by the significant increase in fileTRUST service. Customers representing more than 10% of our 2003 revenues were FleetBoston and New York Life Insurance Company approximately 39% and 13%, respectively. In 2002, customers representing more than 10% of our 2002 revenues were FleetBoston, New York Life Insurance Company and Veritas Software Company, approximately 38%, 20% and 18%, respectively.

Cost of services for the year ended December 31, 2003 decreased $195,409 or 28% from $700,065 in 2002 to $504,656 in 2003. The decrease in our cost of services is due primarily to the significant reduction in our operations personnel as a result of our 2001 and 2002 reductions in force. At December 31, 2003, we no longer have any internal personnel dedicated to maintaining our services. We have outsourced these services to Built Right Networks for approximately $30,000 each month. In addition, we will continue to incur costs of service in the area of our security license royalties and our outsourced data center.

Engineering and development expenses decreased approximately 99% or $1,813,646 from $1,817,851 in 2002 to $4,205 in 2003. The decrease in engineering and development expenses is due primarily to the reductions in our engineering and development personnel headcount and its related effect on salaries and related personnel costs. At December 31, 2003, we no longer have any internal personnel dedicated to advancing our existing products and services or developing new products and services.

Other operating expenses including selling and marketing and general and administrative expenses decreased approximately 72% or $2,711,932 to $1,036,913 in 2003 from $3,748,845 in 2002. The significant decrease in other operating expenses is primarily attributable to the reductions in our selling and marketing and general and administrative personnel. In addition, we continued our aggressive cost savings plan that began in the third quarter of 2000. We no longer maintain a selling and marketing team. These activities have been outsourced to Built Right Networks as part of our September 30, 2002 Outsourced Services Agreement. Future selling and marketing expenses will consist primarily of sales commissions and various marketing programs intended to complement our sales channel. Our two remaining employees are performing our general and administrative activities. We will continue to incur general and administrative costs necessary to operate our business. These costs typically include salaries and related personnel costs, facility rent, commercial insurance, accounting and legal expenses and other costs typical of a publicly held corporation.

Stock-based compensation expense decreased $449,923 to $32,107 in 2003 compared to $482,030 in 2002. The decrease is due to the significant decrease in the number of outstanding options to purchase our common stock as a result of stock option cancellations and their related effect on stock-based compensation. Terminated employees are given ninety days from the date of their termination to exercise their vested stock options. No employee exercised their stock options in 2003. See Note 8 to the consolidated financial statements.

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

Excluding the effects of stock-based compensation and our asset write-down, our loss from operations decreased approximately 82% or $4,708,123 to $1,041,618 in 2003 from $5,749,741 in 2002 as a result of the above factors.

Interest income increased $37,630 to $117,781 in 2003 compared to $80,151 in 2002. The increase was attributable to the increased rate of return on our investments in high yield instruments. Other income of $29,300 in 2003 primarily represents our miscellaneous sale of an Internet domain to an unrelated third party for approximately $25,000 in November 2003.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2002 AND 2001

Revenue increased $186,074 from $330,946 in 2001 to $517,020 in 2002, an increase of approximately 56%. In 2002, we recognized $2,597 from the sale of the Cachelink product, $47,234 from the sale of the Mangomind product, $323,239 from the sale of the Mangomind service and $143,950 from the sale of the fileTRUST service. In 2001, we recognized $80,661 from the sale of the Mangomind service and $250,285 from the sale of the Cachelink product, of which $212,000 was generated under our July 13, 2000 Value Added Reseller Agreement with 3Com Corporation (“3Com’). The increase in revenues was primarily attributable to the increases in Mangomind and fileTRUST service revenue offset by the significant decrease in Cachelink sales. We concluded our reselling agreement with 3Com in 2001. Customers representing more than 10% of our 2002 revenues were FleetBoston, New York Life Insurance Company and Veritas Software Company, approximately 38%, 20% and 18%, respectively. In 2001, sale of Cachelink to 3Com represented 64% of our revenues. No other customer represented 10% or more of revenue in either period.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We were formed in June 1995 and since our formation have raised approximately $74,250,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended on bank debt, loans from stockholders and directors and credit from suppliers to meet our interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At December 31, 2003, approximately $1,040,000 in additional financing was provided through accounts payables, accrued expenses and other trade credit, a significant portion of which is past due.

At December 31, 2003, we had a cash balance of approximately $317,000 and a working capital deficiency of approximately $86,000. Excluding our Nashua, NH facility lease, we do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements.

At December 31, 2002, we had approximately $1,115,000 invested in several high-yield short and long-term investments with related parties, respectively. During 2003, we issued approximately $414,000 of additional secured corporate notes receivable accruing interest at 12.0% to 15% per annum. Approximately $743,000 of these notes matured in 2003. At December 31, 2003, we had approximately $788,000 invested in these related party notes. Approximately $272,000 of the corporate notes receivable outstanding at December 31,2003 were issued to Plaintiff Funding Corporation, a privately-held corporation in which Selig Zises is a stockholder. In addition, a corporate note with a remaining balance at December 31, 2003 of approximately $65,000, was issued to LawCash II LLC, a privately-held company in which Selig Zises is a member. At December 31, 2003, two corporate notes receivable totaling approximately $451,000 were due from Unicrown Partners LLC, a privately-held company in which Selig Zises and Jay Zises are members. Selig Zises and Jay Zises are stockholders of MangoSoft, Inc. Selig Zises was the former co-chairman of our Board of Directors. Investments in high-yield securities pose higher risks than investments in lower-yield securities, including the risk of total loss.

We did not make any capital expenditures during fiscal year 2003.

We have significantly modified our operations and reduced our work force on four separate occasions since April 2001. We currently have two (2) employees, each working in a general and administrative capacity. We outsource the management of our billable services infrastructure, software code base, customer support and reseller channel management to Built Right Networks for approximately $30,000 per month, under a September 30, 2002 agreement, which can be cancelled with a ninety (90) day notice. Unless we can generate significant on-going revenue, we will need additional sources of equity or debt financing. Although we have been successful in raising past financing, there can be no assurances that additional financing will be available to us on commercially reasonable terms, or at all.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The adoption of EITF 00-21 did not have a material impact on our results of operations or financial position.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require identification of the Company’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses or stands to gain from a majority of its expected returns. The interpretation is effective after January 31, 2003 for any VIE created after that date and is effective July 1, 2003 for VIEs created before February 1, 2003. The adoption of the FIN 46 did not have a material impact on our results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for

Derivative instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modifies after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our results of operations or financial position.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple element arrangements, which was previously superceded by EITF 00-21 (see above). The adoption of SAB No. 104 did not have a material impact on our results of operations or financial position.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements and related notes, which are attached to this Annual Report on Form 10-KSB beginning on page 29, are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission (“SEC”) on September 18, 2002, Deloitte & Touche LLP (“Deloitte”) resigned as our independent auditors.

Incorporated by reference from Form 8-K filed with the SEC on September 26, 2002, we engaged Stowe & Degon as our new independent auditors. The decision to appoint Stowe and Degon was approved by our Board of Directors.

Deloitte’s report on our consolidated financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion. Furthermore, such report was not qualified or modified as to scope or accounting principles. The report for the year ended December 31, 2001 contained an explanatory paragraph indicating that conditions existed that raised substantial doubt with respect to our ability to continue as a going-concern.

During the year ended December 31, 2001 and the subsequent interim period preceding Deloitte’s resignation, there were no disagreements between us and Deloitte on any matter of accounting principles or practices, financial statement disclosures, auditing scope or procedure, which if not resolved to the satisfaction of Deloitte would have caused Deloitte to make reference to the subject matter of the disagreement in condition with this report.

ITEM 8A. CONTROLS AND PROCEDURES

We have significantly reduced our work force on several occasions during 2001 and 2002. At December 31, 2003 and 2002, we had two (2) employees, including Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

Our principal executive and financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-KSB. Based on such evaluation, our principal executive and financial officer has concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Dale Vincent, age 57, is our President, Chief Executive Officer and sole director. Mr. Vincent provides his services on a full-time basis. Mr. Vincent was appointed President, Chief Executive Officer and elected a Director in September 1999. Previously, he served as the Chief Executive Officer of MangoSoft Corporation since May 1999, as its Chief Financial Officer from September 1998 to May 1999, and as a Director of MangoSoft Corporation since July 1995. Mr. Vincent has over 25 years of senior financial and business management experience, with the last 10 years developing and funding companies in the software industry. Since April 1990, Mr. Vincent has served as a Managing Director of ACAP, a private investment company, the general partner of Associated Capital L.P., a private investment company, and consults with Associated Capital L.P with respect to its investment and marketing activities. He has also served as a Director of MaMaMedia, Inc. since 1996.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our directors and officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Our personnel generally prepare these reports on the basis of information obtained from each director and officer, and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all reports filed. To the best of our knowledge, all reports required by Section 16(a) of the Exchange Act to be filed by our directors, officers and 10% or greater stockholders during our fiscal year ended December 31, 2003 were filed on time.

Audit Committee

We do not have an Audit Committee comprised of independent directors. Dale Vincent is our President, Chief Executive Officer and sole director. In that capacity, Mr. Vincent performs the functions of a typical Audit Committee. Mr. Vincent has been determined to be a financial expert.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s two employees, its President and Chief Executive Officer and its accounting personnel. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company’s Chief Executive Officer at MangoSoft, Inc., 12 Pine Street Extension, Nashua, New Hampshire. A copy of this code of ethics is attached to this Annual Report on Form 10-KSB as exhibit 14. The Company will post a copy of this code of ethics on its corporate website – www.mangosoft.com.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation we paid to our chief executive officer in 2003, 2002 and 2001 (the “Named Executive Officer”).

Summary Compensation Table

		Annual Compensation		Long Term Compensation			All
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Securities Under Options/SARS	LTIP Payouts	Other Comp.
Dale Vincent President and Chief Executive Officer	2003 2002 2001	$202,500 214,177 201,923	— — —	— — —	— — —	— — —	— — —

Options

The following tables sets forth information concerning grants of stock options to, and exercises of stock options by, the Named Executive Officer during 2003, and the number and value of unexercised options held by each of them at December 31, 2003. The value of the unexercised in-the-money options is based on the average bid and ask price of our common stock on the OTCBB on December 31, 2003 ($1.55).

Options / SAR Grants in Last Fiscal Year

There were no individual grants of stock options made to the Named Executive Officer in 2003.

Fiscal Year-End Option / SAR Values

	Shares Acquired on Exercise	Value Realized	No. of Securities Underlying Unexercised Options		Value of Unexercised In-The-Money Options
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Dale Vincent	—	—	37,037	—	$20,370	$—

Compensation of Directors

There were no outside directors in 2003. Accordingly, with the exception of the compensation we paid to Mr. Vincent for his services as our president and chief executive officer, no other compensation was paid to any director in 2003.

Employment Contracts

None.

Report on Repricing of Options/SARs

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 1, 2004 with respect to beneficial ownership of our common stock by (i) each person we know to own beneficially more than 5% of our outstanding common stock; (ii) each director and named executive officer; and (iii) all directors and named executive officers as a group. The percentages in the last column are based on 1,013,038 shares of common stock outstanding on March 1, 2004. In each case, except as otherwise indicated in the footnotes to the table, the shares shown in the second column are owned directly by the individual or members of the group named in the first column and such individual or group members have sole voting and dispositive power with respect to the shares shown. For the purposes of this table, beneficial ownership is determined in accordance with the federal securities laws and regulations; inclusion in the table of shares not owned directly by the named director or executive officer does not constitute an admission that such shares are beneficially owned by the director or officer for any other purpose.

Beneficial owners:	Number of Shares of Common Stock Owned	Percent of Outstanding Common Stock Owned
Selig Zises (2)(4)	119,859	11.8%
988 Fifth Avenue, 9th Floor New York, NY 10021
Jay Zises (1)(4)	117,851	11.6
767 3rd Avenue, 16th Floor New York, NY 10017
Directors and officers:
Dale Vincent (3)	38,153	3.8

All Directors and officers as a group	38,153	3.8%

(1)	Total shares of common stock beneficially owned by Jay Zises, the brother of the former co-chairman of our Board of Directors Selig Zises, include the following: 2,481 shares owned by Jay Zises; 104,530 shares owned by Delaware Guarantee & Trust TTEE FBO Jay Zises IRA (a self-directed IRA); 701 shares owned by Nancy Zises as custodian for Meryl Shane Zises; and 139 shares owned by Jay Zises as custodian for Justin Zises. Nancy Zises is the wife of Jay Zises. Other than the Zises family relationships referenced in this table and the related footnotes, there are no affiliations between Jay Zises and any other persons or entities identified in such table or footnotes.
(2)	Total shares of common stock beneficially owned by the former co-chairman of our Board of Directors Selig Zises include the following: 103,114 shares owned by Selig Zises; 4,196 shares owned by Guarantee & Trust Co. TEE FBO Selig Zises R-IRA DTD 5-20-96 (a self-directed IRA); and 2,549 shares owned by his daughter Lynn Zises. Selig Zises is the brother of Jay Zises, both of whom are principal stockholders of the MangoSoft. Other than the Zises family relationships references in this table and the related footnotes, there are no affiliations between Selig Zises and any other persons or entities identified in such table or footnotes.

(3)	Includes 37,037 shares of common stock Mr. Vincent has the right to acquire through the exercise of stock options. Mr. Vincent’s address is c/o MangoSoft, Inc., 12 Pine Street Extension, Nashua, NH 01060.
(4)	Jay Zises and Selig Zises own 10,000 shares each of the Series B Convertible Preferred Stock issued on July 23, 2003. Each share of Preferred stock is convertible into one share of common stock at the option of the holder. In addition to its convertible features, the holders of the Preferred Stock are entitled to twenty-five votes per share of Preferred Stock on any matter brought to the vote of shareholders.

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

At December 31, 2002, we had approximately $1,115,000 invested in several high-yield short and long-term investments with related parties, respectively. During 2003, we issued approximately $414,000 of additional secured corporate notes receivable accruing interest at 12.0% to 15% per annum. Approximately $743,000 of these notes matured in 2003. At December 31, 2003, we had approximately $788,000 invested in these related party notes. Approximately $272,000 of the corporate notes receivable outstanding at December 31,2003 were issued to Plaintiff Funding Corporation, a privately-held corporation in which Selig Zises is a stockholder. In addition, a corporate note with a remaining balance at December 31, 2003 of approximately $65,000, was issued to LawCash II LLC, a privately-held company in which Selig Zises is a member. At December 31, 2003, two corporate notes receivable totaling approximately $451,000 were due from Unicrown Partners LLC, a privately-held company in which Selig Zises and Jay Zises are members. Selig Zises and Jay Zises are stockholders of MangoSoft, Inc. Selig Zises was the former co-chairman of our Board of Directors.

In July 2003, Jay Zises and Selig Zises each purchased 10,000 shares of Series B Convertible Preferred Stock for $50,000. Each share of preferred stock is convertible into one share of common stock at the option of the holder. In addition to the convertible features of this private placement, the holders of the preferred stock are entitled to twenty-five votes per share of preferred stock on any matter brought to the vote of shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger by and among First American Clock Co., MangoSoft Corporation and MangoMerger Corp., dated as of August 27,1999. (1)
3.1	Articles of Incorporation, as amended. (2)
3.2	By-laws. (2)
4.1	Rights Plan. (8)
10	Lease of Westborough Office Park, Building Five, dated November 10, 1995. (3)
14	Code of Ethics
21	Subsidiary of the Registrant. (2)
23.1	Consent of Stowe & Degon.
31.1	Certification of Principal Executive Officer required by Rule 13a 14(a) or Rule 15-d14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	1999 Incentive Compensation Plan, as amended and restated on May 1, 2000. (1)
99.2	Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (1)
99.3	Form of Warrant Agreement. (1)
99.4	Value Added Reseller Agreement, dated July 14, 2000, between MangoSoft, Inc. and 3Com Corporation. (5)
99.5	Asset Purchase Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (6)
99.6	Warrant Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (6)
99.7	Information Management Services Agreement, dated September 30, 2002, between MangoSoft, Inc. and Built Right Networks LLC. (7)

(1)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.
(2)	Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby incorporated by reference thereto.
(3)	Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.
(4)	Filed as an exhibit to our Current Report on Form 8-K/A for an event dated January 11, 2000 and hereby incorporated by reference thereto.
(5)	Filed as an exhibit to our Registration Statement on Form 10-SB/A, filed August 30, 2000, and hereby incorporated by reference thereto.
(6)	Filed as an exhibit to our Quarterly Report filed August 14, 2002 for the quarter ended June 30, 2002 and hereby incorporated by reference thereto.
(7)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 30, 2002 and hereby incorporated by reference thereto.
(8)	Filed as an exhibit to our Current Report on Form 8-K for an event dated March 14, 2003 and hereby incorporated by reference thereto.

(b)	Reports on Form 8-K:

There were no notifications filed on Form 8-K during the three months ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On September 26, 2002, we engaged Stowe & Degon as our new independent accountants. Prior to the appointment of Stowe & Degon, Deloitte & Touche LLP was our independent accountants.

Audit Fees

Fees billed by Stowe & Degon for the audit of our annual financial statements for the fiscal years ended December 31, 2003 and 2002 and the review of our quarterly financial statements included in our quarterly reports on Form 10-QSB were approximately $35,500 and $35,000, respectively. In 2002, Deloitte & Touche billed us approximately $12,000 for the review of our quarterly financial statements included in our quarterly reports on Form 10-QSB.

Audit-Related Fees

There were no other fees billed by Stowe & Degon or Deloitte & Touche during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

The aggregate fees billed by Stowe & Degon in 2002 for professional services for tax compliance, tax advice and tax planning was $5,000. We did not engage Stowe & Degon to provide us with any tax services in 2003.

All Other Fees

In 2002, Deloitte & Touche billed us $3,500 for other services in connection with the transition of the audit from Deloitte & Touche to Stowe & Degon. There were no other fees billed by Stowe & Degon or Deloitte & Touche LLP during the last two fiscal years for products and services.

Audit Committee Pre-Approval

Mr. Vincent is the sole director of MangoSoft. As such, he has the authority to approve 100% of audit, accounting and tax services.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-KSB and authorized this Annual Report to be signed on its behalf by the undersigned, in Nashua, New Hampshire, on the 26th day of March 2004.

MANGOSOFT, INC.

/s/ Dale Vincent
Dale Vincent
President, Chief Executive Officer and
Chairman of the Board of Directors
(chief accounting officer)

MANGOSOFT, INC. AND SUBSIDIARY

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of MangoSoft, Inc.:

We have audited the accompanying consolidated balance sheets of MangoSoft, Inc. and subsidiary (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of and for the year ended December 31, 2001, were audited by other auditors whose report dated February 22, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of MangoSoft, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the two years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company’s recurring losses from operations and its dependency on financing raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Stowe & Degon

Worcester, MA

March 1, 2004

THE REPORT OF DELOITTE & TOUCHE LLP WITH RESPECT TO THE REGISTRANT’S FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2001 HAS NOT BEEN INCLUDED IN THIS FILING BECAUSE SUCH REPORT COULD NOT BE OBTAINED WITHOUT UNDUE BURDEN AND EXPENSE.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$317,444	$425,369
Short-term investments	607,439	608,317
Accounts receivable	27,281	20,226
Prepaid expenses and other current assets	1,625	98,660

Total current assets	953,789	1,152,572
Property and equipment – net	58,765	240,019
Long-term investments	180,547	507,080
Intangibles – net	140,195	260,250
Other assets	5,916	—

Total	$1,339,212	$2,159,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$671,383	$707,123
Accrued compensation	12,392	23,142
Other accrued expenses	335,981	220,322
Deferred revenue	19,976	65,317

Total current liabilities	1,039,732	1,015,904

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Preferred stock - $0.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000 in 2003 and none in 2002	20	—
Common stock - $0.001 par value; authorized, 3,703,704 shares; issued and outstanding, 1,013,038 shares in 2003 and 2002	1,013	1,013
Additional paid-in-capital	88,725,694	88,660,123
Deferred compensation	(1,460)	(17,976)
Accumulated deficit	(88,425,787)	(87,499,143)

Total stockholders’ equity	299,480	1,144,017

Total	$1,339,212	$2,159,921

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
Software license revenues	$37,427	$49,831	$250,285
Service revenues	466,729	467,189	80,661

Total revenues	504,156	517,020	330,946
Costs and expenses:
Cost of software license revenues	—	—	37,011
Cost of services (1)	504,656	700,065	1,037,765
Engineering and development (1)	4,205	1,817,851	3,239,526
Selling and marketing (1)	6,119	721,957	1,944,196
General and administrative (1)	1,030,794	3,026,888	4,498,983
Equipment write-down	—	232,782	—
Stock-based compensation expense	32,107	482,030	1,177,824
Consulting fees paid to related parties	—	—	119,485

Loss income from operations	(1,073,725)	(6,464,553)	(11,723,844)
Interest income	117,781	80,151	510,389
Other income	29,300	—	—

Net loss	$(926,644)	$(6,384,402)	$(11,213,455)

Net loss per share – basic and diluted	$(0.91)	$(6.31)	$(11.23)
Weighted average shares outstanding – basic and diluted	1,013,038	1,011,547	998,903

(1) Excludes stock-based compensation expense as follows:
Cost of services	$—	$37,125	$71,492
Engineering and development	1,798	182,618	334,192
Selling and marketing	—	16,417	208,360
General and administrative	30,309	245,870	563,780

	$32,107	$482,030	$1,177,824

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2001	—	$—	998,402	$998	$90,457,461	$(3,735,869)	$(69,901,286)	$16,821,304
Stock options exercised	—	—	1,673	2	8,714	—	—	8,716
Stock-based compensation	—	—	—	—	(879,742)	2,057,566	—	1,177,824
Net loss	—	—	—	—	—	—	(11,213,455)	(11,213,455)

Balance, December 31, 2001	—	—	1,000,075	1,000	89,586,433	(1,678,303)	(81,114,741)	6,794,389
Issuance of 12,963 shares of common stock and warrants to purchased 5,556 shares of common stock at $14.31 per share for the purchase of fileTRUST	—	—	12,963	13	251,987	—	—	252,000
Stock-based compensation	—	—	—	—	(1,178,297)	1,660,327	—	482,030
Net loss	—	—	—	—	—	—	(6,384,402)	(6,384,402)

Balance, December 31, 2002	—	—	1,013,038	1,013	88,660,123	(17,976)	(87,499,143)	1,144,017
Issuance of convertible preferred stock, Series B	20,000	20	—	—	49,980	—	—	50,000
Stock-based compensation	—	—	—	—	15,591	16,516	—	32,107
Net loss	—	—	—	—	—	—	(926,644)	(926,644)

Balance, December 31, 2003	20,000	$20	1,013,038	$1,013	$88,725,694	$(1,460)	$(88,425,787)	$299,480

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(926,644)	$(6,384,402)	$(11,213,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and equipment write-down	301,309	831,612	541,602
Stock-based compensation	32,107	482,030	1,177,824
Unrealized investment gains	(1,873)	(9,057)	—
Loss on the disposal of equipment	—	—	6,647
Increase (decrease) in cash from the change in:
Accounts receivable	(7,055)	21,699	(31,286)
Prepaid expenses and other current assets	97,035	100,993	(44,208)
Accounts payable	(35,740)	(65,796)	(522,695)
Accrued compensation	(10,750)	(286,284)	22,874
Other accrued expenses	115,659	78,698	(87,331)
Deferred revenue	(45,341)	52,258	(41,941)

Net cash used in operating activities	(481,293)	(5,178,249)	(10,191,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(29,348)	(258,866)
Cash paid for fileTRUST assets	—	(175,000)	—
Cash paid for short and long-term investments	(414,112)	(1,564,669)	—
Investment maturities	743,396	458,329	—
(Increase) decrease in other assets	(5,916)	2,400	—

Net cash provided by (used in) investing activities	323,368	(1,308,288)	(258,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	—	—	8,716
Net proceeds from the issuance of preferred shares	50,000	—	—

Net cash provided by financing activities	50,000	—	8,716

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(107,925)	(6,486,537)	(10,442,119)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	425,369	6,911,906	17,354,025

CASH AND CASH EQUIVALENTS, END OF YEAR	$317,444	$425,369	$6,911,906

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Operations

The Company

MangoSoft, Inc. and subsidiary (the “Company”) markets, sells and supports Internet business software and services that improve the utility and effectiveness of Internet-based business applications. The Company’s software solutions address the networking needs of small businesses, workgroups and large enterprises. The Company is engaged in a single operating segment of the computer software industry.

On September 7, 1999, MangoMerger Corp., a wholly-owned subsidiary of First American Clock Co. (“First American”), merged with and into MangoSoft Corporation, pursuant to an Agreement and Plan of Merger (the “Merger”) dated August 27, 1999. Following the Merger, the business to be conducted by First American was the business conducted by MangoSoft Corporation prior to the Merger. In conjunction with the Merger, First American, which is the legal acquirer and surviving legal entity, changed its name to MangoSoft, Inc.

Immediately after the Merger, the former common and preferred stockholders of MangoSoft Corporation held 6,008,998 shares of the Company’s common stock, while the former common stockholders of First American held 1,575,000 shares of the Company’s common stock. In addition, the 12% Senior Secured Convertible Notes (the “12% convertible notes”) in the aggregate of $6,000,000 held by creditors of MangoSoft Corporation were converted into an aggregate of 9,000,000 shares of the Company’s common stock. As part of the Merger, the Company completed a Private Placement (the “Private Placement”) of 3,000,000 shares of common stock for net proceeds of $3,098,827. The Company also issued 300,000 shares of common stock to the placement agent in respect of such Private Placement.

At the time of the Merger, the common shares issued to the former stockholders of MangoSoft Corporation represented a majority of the Company’s common stock, enabling them to retain voting and operating control of the Company. Because First American was a nonoperating entity and the closing of the Private Placement was contingent upon the closing of the Merger, the Merger was accounted for as a capital transaction and was treated as a reverse acquisition, as the shareholders of MangoSoft Corporation received the larger portion of the voting interests in the combined enterprise. Estimated costs of the Merger of $276,173 and the value ($375,000) of the 300,000 shares of common stock issued to the placement agent have been recorded as issuance costs of the Private Placement.

As shown in the consolidated financial statements, during each of the three years in the period ended December 31, 2003, the Company incurred net loss of $(926,644), $(6,384,402) and $(11,213,455), respectively. Cash used in operations during each of the three years in the period ended December 31, 2003 was $481,293, $5,178,249 and $10,191,969, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

The Company has reduced its work force on four separate occasions since April 23, 2001 due to adverse economic conditions and the Company’s need to conserve capital. At December 31, 2003 and 2002, the Company had two (2) employees, each working in a general and administrative capacity.

MANGOSOFT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies

Principles of Consolidation - As described in Note 1, the Company completed the Merger on September 7, 1999 that has been accounted for as a reverse acquisition. Accordingly, the Company’s consolidated financial statements for periods prior to September 7, 1999 represent those of MangoSoft Corporation, which is considered to be the acquirer for accounting purposes. The consolidated financial statements for periods subsequent to September 7, 1999 include the accounts of the Company and its wholly-owned subsidiary after the elimination of all significant intercompany balances.

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

Intangible Assets - Intangible assets consist of acquired technology, customer relationships and service marks (see Note 3). Amortization expense for the years ended December 31, 2003 and 2002 was approximately $120,000 and $101,000, respectively. Amortization expense is expected to be approximately $120,000 and $10,000 in 2004 and 2005, respectively. The Company evaluates the carrying value of its intangible assets using anticipated cash flows to be generated by these assets over their useful lives. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2003 and 2002.

Revenue Recognition - Software revenue is recognized upon delivery if persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. Revenue from sales to distributors is recognized upon sales to end users. Service revenue is recognized as services are performed.

Software Development Costs - Costs incurred prior to technological feasibility of the Company’s software products are expensed as research and development costs. Certain costs incurred after technological feasibility has been established are capitalized. To date, the time period between the establishment of technological feasibility and completion of software development has been short and no significant development costs have been incurred during that period. Accordingly, the Company has not capitalized any software development costs to date.

MANGOSOFT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

Stock-Based Compensation - The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Abstract No. 96-18, “Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

The Company’s 1999 Incentive Compensation Plan, as amended, provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants and other stock-based awards, including stock appreciation rights. Employee options typically vest over three or four year periods. An option’s maximum term is ten years.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure.” This Statement amends the transition and disclosure requirements of SFAS No. 123 with respect to the implementation of the fair value method of accounting for options. See Note 8 for additional information regarding the Company’s stock options.

Pursuant to the disclosure requirements of SFAS No. 148, the following table provides an expanded reconciliation for all periods presented that adds back to reported net loss the recorded expense under APB No. 25, deduct the total fair value expense under SFAS No. 123 and shows the reported and pro forma earnings per share amounts:

	2003	2002	2001
Net loss applicable to common stockholders, as reported	$(926,644)	$(6,384,402)	$(11,213,455)
Add back: stock-based compensation costs included in the determination of net loss applicable to common shareholders, as reported	32,107	482,030	1,177,824
Less: Stock-based compensation had all options been recorded at fair value	(219,385)	(1,845,633)	(3,776,965)

Adjusted net loss	$(1,113,922)	$(7,748,005)	$(13,812,596)

Weighted average shares outstanding, basic and diluted	1,013,038	1,011,547	998,903
Net loss per share, basic and diluted, as reported	$(0.91)	$(6.31)	$(11.23)

Adjusted net loss per share, basic and diluted	$(1.10)	$(7.66)	$(13.83)

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

Comprehensive Loss - Comprehensive loss was equal to net loss for each year presented.

Net Loss Per Common Share - Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects, in addition to the weighted average number of common shares, the potential dilution if common stock options were exercised into common stock, unless the effects of such exercises would have been antidilitive.

A reconciliation of net loss per common share and the weighted average shares used in the net loss per share calculations is as follows:

	Net Loss Applicable to Common Stockholders (Numerator)	Shares (Denominator)	Per Share Amount
2003
Basic	$(926,644)	1,013,038	$(0.91)
Effect of options	—	—	—

Diluted	$(926,644)	1,013,038	$(0.91)

2002
Basic	$(6,384,402)	1,011,547	$(6.31)
Effect of options	—	—	—

Diluted	$(6,384,402)	1,011,547	$(6.31)

2001
Basic	$(11,213,455)	998,903	$(11.23)
Effect of options	—	—	—

Diluted	$(11,213,455)	998,903	$(11.23)

Basic and diluted loss per common share are the same for 2003, 2002 and 2001 as potentially dilutive stock options totaling 79,689 in 2003, 83,232 in 2002 and 209,412 in 2001 have not been included in calculations of diluted net loss per common share available to common stockholders, as their inclusion would have been antidilutive.

Reclassifications - Certain reclassifications have been made to the 2002 and 2001 amounts to conform to the 2003 presentation.

Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the years ended December 31, 2003, 2002 and 2001:

	Years Ended December 31,
	2003	2002	2001
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	—	—	—
NON CASH FINANCING ACTIVITIES:
Fair value of common stock and warrants issued in connection with the purchase of the fileTRUST assets	—	252,000	—

MANGOSOFT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements – In November 2002, the EITF finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables, “ which provides guidance on the method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The adoption of EITF 00-21 did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require identification of the Company’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses or stands to gain from a majority of its expected returns. The interpretation is effective after January 31, 2003 for any VIE created after that date and is effective July 1, 2003 for VIEs created before February 1, 2003. The adoption of the FIN 46 did not have a material impact on the Company’s results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities. “ SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modifies after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations or financial position.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple element arrangements, which was previously superceded by EITF 00-21 (see above). The adoption of SAB No. 104 did not have a material impact on the Company’s results of operations or financial position.

MANGOSOFT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Business Combination

On February 11, 2002, the Company acquired the fileTRUST online data storage service and related assets from FleetBoston Financial Corporation (“FleetBoston”). Under the terms of the purchase, the Company paid $175,000 in cash, issued 12,963 shares (as restated for the 1-for-27 reverse stock split on March 7, 2003) of the Company’s common stock and warrants to purchase 5,556 shares (as restated for the 1-for-27 reverse stock split on March 7, 2003) of the Company’s common stock at an exercise price of $14.31 per share (as restated for the 1-for-27 reverse stock split on March 7, 2003). The aggregate fair value of the common stock was $182,000, which was based on the closing price of the Company’s common stock on February 11, 2002. The aggregate fair value of the warrants was $70,000, which was determined using the Black-Scholes valuation model using the following assumptions: expected life of the warrants, 5 years; volatility, 127%; and the risk free interest rate, 4.25%.

As part of the transaction, FleetBoston and the Company entered into a two-year enterprise license agreement for the internal use of fileTRUST by FleetBoston. In addition, the two companies will continue to market fileTRUST under a cooperative marketing agreement. Under the terms of this cooperative marketing agreement, the Company is required to issue warrants to purchase its common stock to FleetBoston based on certain revenue targets, not to exceed 31,481 warrants over this two-year period. The 31,481 warrants have been accounted for as contingent consideration and will be recognized as additional purchase price as the revenue targets are achieved. No warrants were issued in 2003 or 2002 under the terms of the cooperative marketing agreement.

The total aggregate consideration rendered for this transaction totaled approximately $427,000. The following presents the preliminary allocation of the purchase price:

Cash paid	$175,000
Fair value of common stock issued	182,000
Fair value of warrants issued	70,000

Purchase price	$427,000

Software and acquired technology	$329,000
Computer equipment	54,000
Other identifiable intangible assets	44,000

$427,000

The software and acquired technology represents the fileTRUST operating software that has reached technological feasibility and has future economic value. The other identifiable intangible assets are comprised of customer relationships and the fileTRUST service mark. The computer equipment is being depreciated over its estimated useful lives, generally not to exceed three years. The software and acquired technology is being amortized over three years. The other identifiable intangible assets have indefinite lives and will not be amortized but will be subject to an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

The operations of the fileTRUST assets prior to the acquisition were not material to the Company’s financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Investments

Investments in held-to-maturity debt securities are carried at amortized costs and are as follows at December 31, 2003 and 2002:

2003	Cost	Unrealized Gain	Estimated Fair Value
Corporate notes, 12.0%, issued October 31, 2002, maturity date, April 15, 2005 (current portion)	$150,000	$454	$150,454
Corporate notes, 12.0%, issued December 15, 2002, maturity date, April 15, 2005 (current portion)	120,000	363	120,363
Corporate notes, 15.0%, issued December 26, 2002, maturity date, December 25, 2004	64,826	426	65,252
Corporate notes, 12.0%, issued at various dates in 2002, maturity dates vary in 2004	255,430	—	255,430
Corporate notes, 12.0%, issued December 26, 2002, maturity date, December 25, 2004	15,857	83	15,940

Total short-term held-to-maturity investments	$606,113	$1,326	$607,439

Corporate notes, 12.0%, issued December 15, 2002, maturity date, April 15, 2005 (long-term portion)	$100,000	$303	$100,303
Corporate notes, 12.0%, issued October 31, 2002, maturity date, April 15, 2005 (long-term portion)	80,000	244	80,244

Total long-term held-to-maturity investments	$180,000	$547	$180,547

2002	Cost	Unrealized Gain	Estimated Fair Value
Corporate notes, 12.0%, issued October 31, 2002, maturity date, December 15, 2003	$350,000	$7,019	$357,019
Corporate notes, 12.0%, issued December 15, 2002, maturity date, December 15, 2003	200,000	1,052	201,052
Corporate notes, 12.0%, issued December 16, 2002, maturity date, June 16, 2003	50,000	246	50,246

Total short-term held-to-maturity investments	$600,000	$8,317	$608,317

Corporate notes, 15.0%, issued December 26, 2002, maturity date, December 25, 2004	$150,000	$740	$150,740
Corporate notes, 12.0%, issued at various dates in 2002, maturity dates vary in 2004	356,340	—	356,340

Total long-term held-to-maturity investments	$506,340	$740	$507,080

The secured corporate notes have been executed between the Company and several privately-held companies, each of which are related parties (see Note 11). The notes are secured by certain collateral pursuant to each note agreement and certain guarantees by the respective corporations. Unrealized gains have been recorded as interest income and the Company’s investments in the corporate notes carried at amortized cost. The 12.0% corporate notes with varying maturity dates in 2004 are carried at cost due to the uncertainty of their interest payment. The principal on these notes are collateralized by the debtor’s receivables. Management believes that the Company’s principal and unrealized gains will be collectible.

MANGOSOFT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Property and Equipment

Property and equipment at December 31, 2003 and 2002 consists of the following:

	2003	2002
Computer equipment	$878,295	$878,295
Furniture and fixtures	96,319	96,319
Leasehold improvements	—	—

Total	974,614	974,614
Accumulated depreciation	(915,849)	(734,595)

Property and equipment – net	$58,765	$240,019

During the year ended December 31, 2002, the Company relocated its outsourced data centers and changed its billable service’s infrastructure configuration. Certain computer hardware, related equipment and leasehold requirements used to operate these services were no longer necessary and were disposed of. The Company recorded a $232,782 charge during the year ended December 31, 2002 as the Company believes that the net book value of these assets may not be recovered through expected future cash flows from their use and eventual disposition.

6.	Income Taxes

The Company has federal and state tax net operating loss carryforwards available for future periods of approximately $72,200,000. The federal tax net operating loss carryforwards expire beginning in 2010, and state tax net operating loss carryforwards began expiring in 2000. As a result of the changes in the ownership of the Company, there may be limitations on the amounts of net operating loss carryforwards that may be utilized in any one year. The Company also has research and development credits for federal and state tax purposes of approximately $1,548,000 and $1,118,000, respectively, which expire beginning in 2011.

The tax effect of significant items comprising the Company’s deferred tax assets at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$28,402,000	$25,882,000
Stock-based compensation	2,212,000	2,006,000
Research and development credits	2,664,000	2,664,000
Depreciation and amortization	295,000	272,000
Organization costs and software	18,000	53,000
Accrued vacation	1,000	6,000

	33,592,000	30,883,000
Valuation allowance	(33,592,000)	(30,883,000)

Net deferred tax assets	$—	$—

MANGOSOFT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Income Taxes (continued)

The Company believes that uncertainty exists with respect to future realization of the deferred tax assets and has established a valuation allowance for the full amount as of December 31, 2003 and 2002.

A reconciliation between the amount of income tax determined by applying the applicable U.S. statutory tax rate to the pre-tax loss is as follows:

	2003	2002	2001
Federal statutory rate	34%	34%	34%
State tax, net of federal impact	6	6	6
Provision for valuation allowance on deferred tax assets	(40)	(40)	(40)

Effective tax rate	—%	—%	—%

7.	Stockholders’ Equity

Preferred stock – At December 31, 2003 the Company had 5,000,000 authorized shares of preferred stock, $0.001 par value, of which 20,000 were issued and outstanding. On July 24, 2003, the Company issued 20,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”) to two significant shareholders for $50,000, one of which is the Company’s former co-chairman of the board. The Preferred Stock has no stated dividend rate. Each share of Preferred Stock is convertible into one share of common stock at the option of the holder. In addition to the convertible features of this private placement, the holders of the Preferred Stock are entitled to twenty-five votes per share of Preferred Stock on any matter brought to a vote of shareholders. At December 31, 2002, the Company had no shares of preferred stock issued and outstanding.

Common Stock - On March 7, 2003, the Company completed its 1-for-27 reverse stock split. As a result of this reverse stock split, the Company’s authorized shares of common stock decreased to 3,703,704, of which 1,013,038 were issued and outstanding at December 31,2003. All common shares and price per share described in this note have been restated to reflect the 1-for-27 reverse stock split on March 7, 2003. At December 31, 2002, the Company had 100,000,000 authorized shares of common stock, $0.001 par value per share, of which 27,352,033 were issued and outstanding

On March 11, 2003, the Board of Directors of MangoSoft, Inc. declared a dividend distribution of one right (a “Right”) to purchase one-tenth of a share of common stock, $0.001 par value, of the Company for each share of common stock, payable to stockholders of record on March 18, 2003. The Board of Directors also authorized and directed the issuance of one Right with respect to each common share issued thereafter until the distribution date (as defined in the Rights Agreement) and, in certain circumstances, with respect to common shares issued after the distribution date. Except as set forth in the Rights Agreement, each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one-tenth of a common share at a price of $250.00 per whole common share, subject to adjustment, as amended. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Interwest Transfer Co., Inc., as Rights Agent, dated as of March 14, 2003, as amended.

MANGOSOFT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Stock Option Plan

In connection with the Merger, MangoSoft Corporation’s 1995 Stock Option Plan was terminated and the Company adopted the 1999 Incentive Compensation Plan (the “Plan”). As amended, the Plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of December 31, 2003, there were 210,466 remaining options available under the Plan.

As discussed in Note 2, the Company accounts for stock options granted to employees in accordance with APB No. 25. Options granted in 1999 included stock appreciation rights (“SARs”) that permit the employee to receive the appreciation in shares of common stock in lieu of exercising the option. At December 31, 2003, 2002 and 2001, there were 40,874, 42,086 and 99,393 outstanding options, respectively, to purchase the Company’s common stock that included SARs. Under APB No. 25, SARs are accounted for as variable awards.

On April 3, 2001, the Company’s Board of Directors resolved to reprice options to purchase 95,710 shares of the Company’s common stock. The options were originally issued between October 1999 and December 2000 and had exercise prices ranging from $50.76 to $135.00 per share. The exercise price for these options was reduced to $27.81, the closing market value of the Company’s common stock as of the repricing date. The repriced options are now accounted for as variable awards, similar to the SARs. At December 31, 2003, 2002 and 2001, there were 26,222, 27,627 and 76,340 outstanding options, respectively, to purchase the Company’s common stock that were repriced and subject to variable plan accounting.

Under APB No. 25, stock-based compensation expense pertaining to variable awards is measured at each reporting date based on the difference between the exercise price and the market price of the common stock. For unvested options, compensation expense is recognized over the vesting period; for vested options, compensation expense is adjusted up or down at each reporting date based on changes in the market price of the Company’s common stock.

On July 24, 2003, the Company amended its outstanding and vested stock options granted to its Chief Executive Officer. Vested and outstanding options to purchase 22,222 and 14,815 shares of the Company’s common stock at $27.81 and $33.75 per share, respectively, were cancelled. The Company granted its Chief Executive Officer options to purchase 37,037 shares of its common stock at an exercise price of $1.00 per share. The newly granted options are completely vested. The Company recognized $29,253 in stock-based compensation expense relating to this pricing.

In 2000, the Company granted employees 94,930 options to purchase its common stock at prices less than the current market price of its common stock on the grant date. Stock-based compensation of $2,854, $482,030 and $991,212 is included in the Company’s 2003, 2002 and 2001 results of operations in connection with these grants, respectively.

The Company records stock-based compensation when it grants options to purchase its common stock to non-employees. The Company granted 6,342 options to non-employees in 2001. All options granted to non-employees were fully vested at the date of grant. The Company recorded stock-based compensation of $183,035 in 2001, related to these grants. There were no such grants made in 2003 or 2002. The fair value of the stock options awarded to non-employees is calculated using the Black-Scholes option-pricing model.

MANGOSOFT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Stock Option Plan (continued)

Stock option activity, including options granted under the predecessor 1995 Stock Option Plan, was as follows:

	Number of Options	Weighted Exercise Price	Average Fair Value
Outstanding at January 1, 2001	213,481	$76.95
Granted	33,731	40.23	$32.67
Exercised	(1,678)	5.40
Forfeited	(36,122)	29.43

Outstanding at December 31, 2001	209,412	76.95
Granted	—	—	—
Exercised	—	—
Forfeited	(126,180)	34.56

Outstanding at December 31, 2002	83,232	35.64
Granted	37,037	1.00	1.58
Exercised	—	—
Forfeited	(40,580)	30.23

Outstanding at December 31, 2003	79,689	22.31

Exercisable at December 31, 2003	75,910
Exercisable at December 31, 2002	76,245
Exercisable at December 31, 2001	161,662

	Options Outstanding		Options Exercisable
Number of Options	Range of Exercise Prices	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Currently Exercisable
38,518	$ 0.27 to $ 1.00	6.5	$0.97	38,518
30,060	$ 27.81 to $ 33.75	6.1	$32.96	29,985
11,111	$67.50	7.2	$67.50	7,407

79,689				75,910

Pro Forma Disclosure - SFAS No. 123 requires the disclosure of pro forma information as if the Company adopted the fair value method for grants or awards made to employees. For purposes of the pro forma disclosures, the fair value of options on their grant date was measured using the Black-Scholes option pricing model. Forfeitures are recognized as they occur.

Had compensation expense been determined based on the fair values at the grant dates for awards in accordance with SFAS No. 123, the Company’s net loss applicable to common stockholders and net loss per common share would have been as follows:

	2003	2002	2001
Net loss applicable to common stockholders as reported	$(926,644)	$(6,384,402)	$(11,213,455)
Pro forma net loss applicable to common stockholders	(1,113,922)	(7,748,005)	(13,812,596)
Diluted net loss per common share as reported	(0.91)	(6.31)	(11.23)
Pro forma diluted net loss per common share	(1.10)	(7.66)	(13.83)

MANGOSOFT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Stock Option Plan (continued)

The fair value of options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model are as follows:

	2003	2002	2001
Risk-free interest rate	3.0%	4.25%	4.0%
Expected life of option grants	2 years	5 years	4 years
Expected volatility of underlying stock	179%	127%	148%

9.	Retirement Savings Plan

The Company adopted a savings plan for its employees pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate and the plan allows a deferral ranging from a minimum 1% to the maximum percentage of compensation permitted by law. The Company may, at the discretion of the Board of Directors, make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company did not make any contribution in 2003, 2002 or 2001.

10.	Commitments and Contingencies

The Company has a non-cancelable operating lease for office space, which expires in November 2005. Total rent expense was approximately $101,000, $453,000 and $710,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum rental payments under the Company’s non-cancelable office its new principal offices is approximately $35,000 in 2004 and $32,000 in 2005.

The Company has been, and expects to continue to be, subject to legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position, results of operations or its cash flows.

11.	Related Party Transactions

Technical Consulting Services – During 2001, a director provided the Company with part-time technical consulting services. Amounts recorded for such services were approximately $108,000.

Investments – During 2003 and 2002, the Company issued approximately $414,000 and $1,565,000, respectively in several secured corporate notes receivable accruing interest at 12.0% to 15.0% per annum to companies who are beneficially owned by two stockholders. Approximately $743,000 and $458,000 was repaid to the Company in 2003 and 2002 as some of the corporate notes matured. See Note 4.

Private Placement – In July 2003, the Company issued 20,000 shares of its Class B Convertible Preferred Stock to two related parties for $50,000. See Note 7.

12.	Geographic Sales Information and Major Customers

The Company generates the majority of its revenues from the sale of its products and services in North America. All of the Company’s 2003 and 2002 revenues and approximately 92% of the Company’s 2001 revenues were generated from sales to North American customers.

Two customers accounted for approximately 52% of the Company’s 2003 net revenues. Three customers accounted for approximately 76% of the Company’s 2002 net revenues. One customer accounted for approximately 64% of the Company’s 2001 revenues.