Form 10QSB
period 2004-03-31
MANGOSOFT INC
filed 2004-05-13
CIK 947969

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended March 31, 2004

or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition Period From __________ To __________

Commission File Number: 0-30781

MANGOSOFT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0543565
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

12 Pine Street Extension
Nashua, NH	03060
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (603) 324-0400

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock	1,013,038 Shares
$0.001 Par Value	(Outstanding on May 13, 2004)

MANGOSOFT, INC. AND SUBSIDIARY

INDEX TO FORM 10-QSB

Page
PART I. FINANCIAL INFORMATION

ITEM 1 – Condensed Consolidated Financial Statements (unaudited):

Balance Sheets as of March 31, 2004 and December 31, 2003	3
Statements of Operations for the Three Months Ended March 31, 2004 and 2003	4
Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003	5
Notes to the Condensed Consolidated Financial Statements	6

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3 – Controls and Procedures	16

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings	17
ITEM 6 – Exhibits and Reports on Form 8-K.	18

Signature and Officer Certification	20

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$350,722	$317,444
Short-term investments	600,817	607,439
Accounts receivable	28,248	27,281
Prepaid expenses and other current assets	2,424	1,625

Total current assets	982,211	953,789
Property and equipment – net	46,480	58,765
Long-term investments	46,800	180,547
Intangibles- net	112,167	140,195
Other assets	5,066	5,916

Total	$1,192,724	$1,339,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$675,293	$671,383
Accrued compensation	18,852	12,392
Other accrued expenses	328,318	335,981
Deferred revenue	14,854	19,976

Total current liabilities	1,037,317	1,039,732

Commitments and contingencies

Stockholders’ Equity:
Preferred stock- $.001 par value; authorized, 5,000,000
shares; issued and outstanding, 20,000	20	20
Common stock	1,013	1,013
Additional paid-in capital	88,725,694	88,725,694
Deferred compensation	(1,202)	(1,460)
Accumulated deficit	(88,570,118)	(88,425,787)

Total stockholders’ equity	155,407	299,480

Total	$1,192,724	$1,339,212

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2004	2003

	(Unaudited)
Software license revenues	$—	$21,399
Service revenues	124,296	119,569

Total revenues	124,296	140,968
Costs and expenses:
Cost of services	113,820	127,867
Engineering and development (1)	—	3,366
Selling and marketing	—	3,843
General and administrative (1)	177,472	297,690
Stock-based compensation expense	258	2,080

Loss from operations	(167,254)	(293,878)
Interest income	22,923	25,791

Net loss	$(144,331)	$(268,087)

Net loss per share – basic and diluted	$(0.14)	$(0.26)
Weighted average shares outstanding – basic and diluted	1,013,038	1,013,038

(1) Excludes stock-based compensation expense as follows:

Engineering and development	$—	$1,798
General and administrative	258	282

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003

	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(144,331)	$(268,087)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation and amortization	40,313	99,191
Stock-based compensation	258	2,080
Unrealized investment gains	(13,437)	(19,532)
Increase (decrease) in cash from the change in:
Accounts receivable	(967)	12,360
Prepaid expenses and other current assets	(799)	35,455
Accounts payable	3,910	38,405
Accrued compensation	6,460	8,259
Other accrued expenses	(7,663)	(32,684)
Deferred revenue	(5,122)	(7,891)

Net cash used by operating activities	(121,378)	(132,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for short and long-term investments	—	(51,698)
Investment maturities	153,806	137,581
Refund of security deposits	850	—

Net cash provided by investing activities	154,656	85,883

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	33,278	(46,561)
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD	317,444	425,369

CASH AND CASH EQUIVALENTS, END OF PERIOD	$350,722	$378,808

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

     MangoSoft, Inc. and subsidiary (the "Company") markets, sells and supports Internet business software and services that improve the utility and effectiveness of Internet-based business applications. The Company’s software solutions address the networking needs of small businesses, workgroups and large enterprises. The Company is engaged in a single operating segment of the computer software industry.

     The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all significant adjustments, which are normal, recurring in nature and necessary for a fair presentation of the financial position, cash flows and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year. Certain amounts from the prior year have been reclassified to conform to the current year presentation.

     The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

     As shown in the unaudited condensed consolidated financial statements, during the three months ended March 31, 2004 and 2003, the Company incurred net losses of $(144,331) and $(268,087), respectively. Cash used in operations during the three months ended March 31, 2004 and 2003 was $121,378 and $132,444, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

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

     For the three months ended March 31, 2004 and 2003, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

3. REVENUE RECOGNITION

      The Company records revenue upon delivery if pervasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. Revenue for sales to distributors is recognized upon sales to end users. Service revenue is recognized as services are performed.

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which superceded SAB 101, “Revenue Recognition in Financial Statements” and Emerging Issues Task Force Extract No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The adoption of SAB No. 104 did not have a material impact on the Company’s results of operations or financial position.

4. STOCK-BASED COMPENSATION

     The Company currently has one stock-based compensation plan, which is described more fully in Note 8 in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2003, as filed on March 26, 2004. As amended, this plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of March 31, 2004, there were 210,466 remaining options available under this plan.

     The following table illustrates the effect on net loss and net loss per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

	For the Three Months Ended March 31,
	2004	2003

Net loss as reported	$(144,331)	$(268,087)
Add back stock-based compensation included in the
determination of net loss as reported	258	2,080
Less stock-based compensation had all options been recorded
At fair value	(29,283)	(43,617)

Adjusted net loss	$(173,356)	$(309,624)

Weighted average shares outstanding, basic and diluted	1,013,038	1,013,038
Net loss per share, basic and diluted, as reported	$(0.14)	$(0.26)

Adjusted net loss per share, basic and diluted	$(0.17)	$(0.31)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Quarterly Report on Form 10-QSB, including under “Risk Factors.” You should read the following discussion and analysis together with our condensed consolidated financial statements for the periods specified and the related notes included herein. Further reference should be made to our Annual Report on Form 10-KSB for the period ended December 31, 2003 filed with the Securities and Exchange Commission.

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

     fileTRUSTSM is an online data storage service we purchased from FleetBoston in February 2002 for approximately $427,000, of which $175,000 was paid in cash and the balance in our common stock and warrants to purchase our common stock at $14.31 per share. fileTRUST users can access their stored files from any Internet-connected system. The fileTRUST service complements our Mangomind service by providing customers with a lower cost online storage system. In conjunction with our purchase of fileTRUST, we executed a two-year enterprise license agreement with FleetBoston for the internal use of fileTRUST by FleetBoston, which expired in February 2004. The terms and conditions of this agreement provide for automatic renewals on a month-to-month basis. Management believes that FleetBoston will continue as a month-to-month customer. We recorded approximately $395,000 in net revenues from the inception of this agreement through March 31, 2004.

Critical Accounting Policies

     Our accounting policies are described in our Annual Report on Form 10-KSB for the period ended December 31, 2003 filed with the Securities and Exchange Commission. The following describes the application of accounting principles that have a significant impact on our consolidated financial statements:

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

     Revenue Recognition – We recognize revenue generated from product sales when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. We recognize revenue generated from the sale of the Mangomind and fileTRUST services as the service is provided. We recognize revenue generated from the sale of the Mangomind product over the period of the first year’s maintenance agreement when persuasive evidence of the arrangement exists, the price is fixed and determinable, delivery and any required installation has been completed and collection is probable.

     Investments – At March 31, 2004, we have approximately $648,000 invested in several high-yield, secured corporate notes with related parties to better maximize our rate of return on our cash. These investments represent a significant portion of our total assets at March 31, 2004. These investments are classified as held-to-maturity and are carried at their amortized cost. Investments and maturities of less than one year are classified as short-term investments.

     Stock-based Compensation – As part of our compensation programs offered to our employees, we grant stock options. In addition, we have engaged third-party consultants and advisors and have compensated them in the form of stock options. Compensation for stock options issued to employees is generally measured as the difference between the exercise price of the options granted and the fair value of our common stock on the date of grant. Compensation for stock options issued to third-party consultants and advisors is measured at the fair value on the date of grant, determined using the Black-Scholes valuation model. Because of the cashless exercise feature of the stock options granted in 1999 and the repricing of options granted in 2000 and 2003, we are required to remeasure the compensation related to these awards at each reporting date. As the quoted market price of our common stock fluctuates, our reported operating expenses will continue to fluctuate. These fluctuations can be significant.

     Deferred Taxation – Because of the significant operating losses incurred and projected future operating losses, we have provided a full valuation allowance against the deferred tax assets created by our net operating loss carryforwards.

Costs and Expenses

     Cost of services - Cost of services consist solely of the expenses we incur to administer and service the Mangomind and fileTRUST services. These expenses consist primarily of salaries and related personnel costs, the cost of our outsourced data center, the license royalties we pay to our e-security software provider for the encryption used in the Mangomind service and the fees we pay to Built Right Networks to manage our billable services infrastructure.

     Engineering and Development Expenses - Engineering and development expenses consist primarily of costs related to the design, development, testing, deployment and enhancement of our products and services.

We have expensed our engineering and development costs as incurred. At March 31, 2004, there were no full time employees performing engineering or development on our products and services. Effective September 30, 2002, we have outsourced the maintenance of our billable services infrastructure as well as product and customer support to Built Right Networks.

     Other Operating Expenses - Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At March 31, 2004, there were no full time employees performing selling and marketing activities. Our remaining two employees are performing general and administrative activities.

     Reduction in Force – We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At March 31, 2004, we had two employees, each working in a general and administrative capacity.

Results of Operations – Three Months Ended March 31, 2004 and 2003

     Revenues for the three months ended March 31, 2004 decreased $16,672 or approximately12% to $124,296 from $140,968 for the comparable period in 2003. The decrease in our revenues was due to a $21,399 decrease in software license revenue offset by a $4,727 increase in service revenues. One customer, FleetBoston represented more than 40% of our revenues for the three-month period ended March 31, 2004. In 2003, sales to New York Life Insurance Company and FleetBoston represented approximately 20% and 33% of our revenues. No other customer accounted for more than 10% of our revenues for either period.

     We recognized $58,852 from the sale of our Mangomind service and $65,444 from the sale of our fileTRUST service during the three months ended March 31, 2004. During the comparable period in 2003, we recognized $68,255 from the sale of our Mangomind service, $51,344 from the sale of our fileTRUST service and $21,299 in software license sales, which primarily represented the ratable recognition of one sale of the Mangomind product.

     Cost of services for the three months ended March 31, 2004 decreased $14,047 or approximately 11% to $113,820 compared to $127,867 for the comparable period in 2003. The decrease in the cost of delivering our services was primarily a result of our continued overhead reductions, our switch to a lower cost data center and our decision to outsource the management of our billable services infrastructure and product and customer support to Built Right Networks.

     There was no engineering and development expense for the three-month period ended March 31, 2004. In the comparable period in 2003, engineering and development expense was $3,366, which consisted primarily of salaries and related personnel costs. During the three-month period ended March 31, 2004, we had no full-time employees performing engineering or development activities.

     For the three-month period ended March 31, 2004, other operating expenses including selling and marketing and general and administrative expenses decreased $124,061 or approximately 41% to $177,472 compared with $301,533 for the comparable period in 2003. The decrease in other operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the three-month period ended March 31, 2004, each of our two (2) full-time employees were working in a general and administrative capacity.

     Stock-based compensation expense of $258 was recorded for the three-month period ended March 31, 2004 compared to $2,080 for the comparable period in 2003. The decrease in this expense was primarily attributable to the decrease in the number of outstanding employee stock options subject to compensation expense as well as the decline in the market price of our common stock and its effect on employee stock options accounted for as variable awards (see note 4 to the condensed consolidated financial statements).

     Our loss from operations decreased $126,624 to $167,254 for the three-month period ended March 31, 2004 compared with a loss from operations of $293,878 for the comparable period in 2003 as a result of the above factors.

     Interest income decreased $2,868 to $22,923 for the three months ended March 31, 2004 compared to $25,791 for the three months ended March 31, 2003. Our cash balances available for investment have decreased period over period, however we have invested approximately $648,000 in several high-yield, secured corporate notes that deliver greater returns than our pervious interest-bearing cash accounts.

Financial Condition, Liquidity and Capital Resources

       We were formed in June 1995 and since our formation have raised approximately $74,250,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended on loans from stockholders and directors and credit from suppliers to meet our interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At March 31, 2004, approximately $1,037,000 in additional financing was provided through accounts payables, accrued expenses and other trade credit, a significant portion of which is past due.

       At March 31, 2004, we had a cash balance of approximately $351,000 and a working capital deficiency of approximately $55,000. Excluding our Nashua, NH facility lease which expires in November 2005, we do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements filed on Form 10-KSB for the period ended December 31, 2003, as reported to the SEC.

     At March 31, 2004, we had approximately $648,000 invested in several high-yield short and long-term investments with related parties. Approximately $127,000 of the corporate notes receivable outstanding at March 31, 2004 were issued to Plaintiff Funding Corporation, a privately-held corporation in which Selig Zises is a stockholder. In addition, a corporate note with a remaining balance at March 31, 2004 of approximately $57,000, was issued to LawCash II LLC, a privately-held company in which Selig Zises is a member. At March 31, 2004, two corporate notes receivable totaling approximately $464,000 were due from Unicrown Partners LLC, a privately-held company in which Selig Zises and Jay Zises are members. Selig Zises and Jay Zises are stockholders of MangoSoft, Inc. Selig Zises was the former co-chairman of our Board of Directors. Investments in high-yield securities pose higher risks than investments in lower-yield securities, including the risk of total loss.

      We did not make any capital expenditures during the three months ended March 31, 2004.

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

     As shown in the unaudited condensed consolidated financial statements, during the three months ended March 31, 2004 and 2003, we incurred net losses of $144,331 and $268,087, respectively. Cash used in operations during the three months ended March 31, 2004 and 2003 was $121,378 and $132,444, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

      We have a history of substantial operating losses and an accumulated deficit of $88,570,118 as of March 31, 2004. For the three months ended March 31, 2004 and the year ended December 31, 2003, our net losses were $144,331 and $926,644, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Our High-Yield Investments Could Become Impaired.

      We have approximately $648,000 invested in high-yield, secured corporate notes with related parties. These investments represent a significant portion of our total assets at March 31, 2004. Investments in high-yield corporate notes entail a higher risk of delinquency or even complete loss. No assurance can be given that we will not experience any losses or that our debtors will timely remit on the maturity of these notes. If we experience any loss or impairment on these investments, our business, financial condition and results of operations will be materially and adversely affected.

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

Our Performance Depends On Market Acceptance Of Our Products.

      We expect to derive a substantial portion of our future revenues from the sales of Mangomind and fileTRUST. Due to our small size and need to conserve capital, our selling and marketing activities for these products and services is limited. If markets for our products fail to develop, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

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

ITEM 3. CONTROLS AND PROCEDURES

     We have significantly reduced our work force on several occasions during 2001 and 2002. At March 31, 2004 and 2003, we had two (2) employees, including Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

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

      There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Number	Description of Exhibit

2.1	Agreement and Plan of Merger by and among First American
Clock Co., MangoSoft Corporation and MangoMerger Corp.,
dated as of August 27,1999. (1)
3.1	Articles of Incorporation, as amended. (2)
3.2	By-laws. (2)
4.1	Rights Plan. (6)
10	Lease of Westborough Office Park, Building Five, dated
November 10, 1995. (3)
14	Code of Ethics. (7)
21	Subsidiary of the Registrant. (2)
31.1	Certification of Principal Executive Officer required by Rule 13a
14(a) or Rule 15-d14(a) of the Securities Exchange Act of 1934,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
99.1	1999 Incentive Compensation Plan, as amended and restated on
May 1, 2000. (1)
99.2	Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (1)
99.3	Form of Warrant Agreement. (1)
99.4	Asset Purchase Agreement, dated February 11, 2002, between
MangoSoft, Inc. and Fleet National Bank. (4)
99.5	Warrant Agreement, dated February 11, 2002, between
MangoSoft, Inc. and Fleet National Bank. (4)
99.6	Information Management Services Agreement, dated September
30, 2002, between MangoSoft, Inc. and Built Right Networks
LLC. (5)
99.7	Rights Agreement, dated March 14, 2003, between MangoSoft,
Inc. and Interwest Transfer Co., Inc. (6)
(1)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.
(2)	Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby
.	incorporated by reference thereto
(3)	Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September
30, 1999 and hereby incorporated by reference thereto.
(4)	Filed as an exhibit to our Quarterly Report filed August 14, 2002 for the quarter ended June 30, 2002 and hereby incorporated by reference thereto.
(5)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 30, 2002 and hereby incorporated by reference thereto.
(6)	Filed as an exhibit to our Current Report on Form 8-K for an event dated March 21, 2003 and hereby incorporated by reference thereto.
(7)	Filed as an exhibit to our Annual Report filed on March 26, 2004 for the year ended December 31,
2003 and hereby incorporated by reference thereto.

Reports on Form 8-K:

There were no notifications filed on Form 8-K during the three months ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2004	MANGOSOFT, INC.

/s/ DALE VINCENT

Dale Vincent Chief Executive Officer (Principal Financial and Accounting Officer)