Form 10QSB
period 2004-06-30
MANGOSOFT INC
filed 2004-08-13
CIK 947969

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER: 0-30781


                                 MANGOSOFT, INC.
        (Exact name of small business issuer as specified in its charter)


               NEVADA                                    87-0543565
   (State or other jurisdiction                        (IRS Employer
 of incorporation or organization)                  Identification No.)



        12 PINE STREET EXTENSION
                NASHUA, NH                                 03060
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

         COMMON STOCK                                 1,013,038 SHARES
       $0.001 Par Value                       (Outstanding on August 13, 2004)

                         MANGOSOFT, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB



                                                                            Page
PART I.  FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements (unaudited):

Balance Sheets as of June 30, 2004 and December 31, 2003...................... 3
Statements of Operations for the Three Months Ended June 30, 2004 and 2003.... 4
Statements of Operations for the Six Months Ended June 30, 2004 and 2003...... 5
Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003...... 6
Notes to the Condensed Consolidated Financial Statements...................... 7

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................ 9

ITEM 3 - Controls and Procedures..............................................18

PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings....................................................19
ITEM 6 - Exhibits and Reports on Form 8-K.....................................20

Signature ....................................................................22

                         MANGOSOFT, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30,        DECEMBER 31,
                                                                   2004              2003
                                                               ------------      ------------
                                                                (UNAUDITED)
                               ASSETS
Current Assets:
     Cash and cash equivalents ...........................     $    299,289      $    317,444
     Short-term investments ..............................          621,109           607,439
     Accounts receivable .................................           32,076            27,281
     Prepaid expenses and other current assets ...........            1,178             1,625
                                                               ------------      ------------
          Total current assets ...........................          953,652           953,789
Property and equipment - net .............................           34,196            58,765
Long-term investments ....................................               --           180,547
Intangibles - net ........................................           84,750           140,195
Other assets .............................................            5,066             5,916
                                                               ------------      ------------
               Total .....................................     $  1,077,664      $  1,339,212
                                                               ============      ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ....................................     $    752,707      $    671,383
     Accrued compensation ................................           13,441            12,392
     Other accrued expenses and current liabilities ......          244,441           335,981
     Deferred revenue ....................................           10,576            19,976
                                                               ------------      ------------
          Total current liabilities ......................        1,021,165         1,039,732
                                                               ------------      ------------

Commitments and contingencies

Stockholders' Equity:
    Preferred stock-$.001 par value; authorized,
    5,000,000 shares;issued and outstanding, 20,000 ......               20                20
    Common stock .........................................            1,013             1,013
    Additional paid-in capital ...........................       88,725,694        88,725,694
    Deferred compensation ................................             (944)           (1,460)
    Accumulated deficit ..................................      (88,669,284)      (88,425,787)
                                                               ------------      ------------
          Total stockholders' equity .....................           56,499           299,480
                                                               ------------      ------------
               Total .....................................     $  1,077,664      $  1,339,212
                                                               ============      ============

     See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED JUNE 30,
                                                              ----------------------------
                                                                  2004             2003
                                                              -----------      -----------
                                                                       (UNAUDITED)

Software license revenues ...............................     $        --      $    15,634
Service revenues ........................................         133,269          115,687
                                                              -----------      -----------
     Total revenues .....................................         133,269          131,321
Costs and expenses:
  Cost of services ......................................          99,149          131,095
  Engineering and development ...........................              --              839
  Selling and marketing .................................              --               --
  General and administrative (1) ........................         148,434          283,160
  Stock-based compensation expense ......................             258              258
                                                              -----------      -----------
     Loss from operations ...............................        (114,572)        (284,031)
Interest income .........................................          15,406           31,231
                                                              -----------      -----------
Net loss ................................................     $   (99,166)     $  (252,800)
                                                              ===========      ===========

Net loss per share  - basic and diluted .................     $     (0.10)     $     (0.25)
Weighted average shares outstanding - basic and diluted .       1,013,038        1,013,038

(1) Excludes stock-based compensation expense as follows:
    General and administrative ..........................     $       258      $       258


     See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                SIX MONTHS ENDED JUNE 30,
                                                              ----------------------------
                                                                  2004             2003
                                                              -----------      -----------
                                                                       (UNAUDITED)

Software license revenues ...............................     $        --      $    37,033
Service revenues ........................................         257,565          235,256
                                                              -----------      -----------
     Total revenues .....................................         257,565          272,289
Costs and expenses:
  Cost of services ......................................         212,969          258,962
  Engineering and development (1) .......................              --            4,205
  Selling and marketing .................................              --            3,843
  General and administrative (1) ........................         325,906          580,850
  Stock-based compensation expense ......................             516            2,338
                                                              -----------      -----------
     Loss from operations ...............................        (281,826)        (577,909)
Interest income .........................................          38,329           57,022
                                                              -----------      -----------
Net loss ................................................     $  (243,497)     $  (520,887)
                                                              ===========      ===========

Net loss per share  - basic and diluted .................     $     (0.24)     $     (0.51)
Weighted average shares outstanding - basic and diluted .       1,013,038        1,013,038

(1) Excludes stock-based compensation expense as follows:
    Engineering and development .........................     $        --      $     1,798
    General and administrative ..........................             516              540


     See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          SIX MONTHS ENDED JUNE 30,
                                                          -------------------------
                                                             2004           2003
                                                          ---------      ---------
                                                                 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................     $(243,497)     $(520,887)
Adjustments to reconcile net loss to net cash used by
  operating activities:
    Depreciation and amortization ...................        80,014        183,525
    Stock-based compensation ........................           516          2,338
    Unrealized investment gains .....................        (1,630)       (42,457)
    Increase (decrease) in cash from the change in:
      Accounts receivable ...........................        (4,795)         1,330
      Prepaid expenses and other current assets .....           447         40,815
      Accounts payable ..............................        81,324         17,000
      Accrued compensation ..........................         1,049          6,246
      Other accrued expenses and current liabilities        (91,540)       (26,429)
      Deferred revenue ..............................        (9,400)            --
                                                          ---------      ---------
          Net cash used by operating activities .....      (187,512)      (338,519)
                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for short and long-term investments .......            --       (162,704)
Investment maturities ...............................       168,507        240,007
Return of security deposit ..........................           850             --
                                                          ---------      ---------
          Net cash provided by investing activities .       169,357         77,303
                                                          ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...........       (18,155)      (261,216)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD ............................................       317,444        425,369
                                                          ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............     $ 299,289      $ 164,153
                                                          =========      =========


     See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

     MangoSoft, Inc. and subsidiary (the "Company") markets, sells and supports Internet business software and services that improve the utility and effectiveness of Internet-based business applications. The Company's software solutions address the networking needs of small businesses, workgroups and large enterprises. The Company is engaged in a single operating segment of the computer software industry.

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

     The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

     As shown in the unaudited condensed consolidated financial statements, during the six months ended June 30, 2004 and 2003, the Company incurred net losses of $(243,497) and $(520,887), respectively. Cash used in operations during the six months ended June 30, 2004 and 2003 was $187,512 and $338,519, respectively. These factors, among others, raise significant doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

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

     For the six months ended June 30, 2004 and 2003, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share, as their inclusion would have been antidilutive.

3.   REVENUE RECOGNITION

     The Company records revenue upon delivery if pervasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. Revenue for sales to distributors is recognized upon sales to end-users. Service revenue is recognized as services are performed.

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which superceded SAB 101, "Revenue Recognition in Financial Statements" and Emerging Issues Task

Force Extract No. 00-21, "Revenue Arrangements with Multiple Deliverables." The adoption of SAB No. 104 did not have a material impact on the Company's results of operations or financial position.

4.   STOCK-BASED COMPENSATION

     The Company currently has one stock-based compensation plan, which is described more fully in Note 8 in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2003, as filed on March 26, 2004. As amended, this plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of June 30, 2004, there were 210,466 remaining options available under this plan.

     The following table illustrates the effect on net loss and net loss per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

---------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
---------------------------------------------------------------------------------------------------------------
                                                      2004            2003            2004            2003
                                                   ----------      ----------      ----------      ----------

Net loss as reported .........................     $  (99,166)     $ (252,800)     $ (243,497)     $ (520,887)
Add back stock-based compensation included in
the determination of net loss as reported ....            258             258             516           2,338
Less stock-based compensation had all options
been recorded at fair value ..................        (29,283)        (29,283)        (58,566)        (72,900)
                                                   ----------      ----------      ----------      ----------

Adjusted net loss ............................     $ (128,191)     $ (281,825)     $ (301,547)     $ (591,449)
                                                   ==========      ==========      ==========      ==========

Weighted average shares outstanding, basic and
diluted ......................................      1,013,038       1,013,038       1,013,038       1,013,038

Net loss per share, basic and diluted, as
reported .....................................     $    (0.10)     $    (0.25)     $    (0.24)     $    (0.51)
                                                   ==========      ==========      ==========      ==========

Adjusted net loss per share, basic and
diluted ......................................     $    (0.13)     $    (0.28)     $    (0.30)     $    (0.58)
                                                   ==========      ==========      ==========      ==========

---------------------------------------------------------------------------------------------------------------

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

     Mangomind(SM) is a multi-user, business-oriented, peer-to-peer file sharing system, allowing individual users to collaborate over the Internet across organizational boundaries in a safe and secure manner. The architecture is a blend of the manageability of client/server with the autonomy, clustering, and caching optimizations of peer-to-peer. The user experience is one of easy file sharing with colleagues through what looks like an ordinary LAN shared drive. Mangomind(SM) provides the secure file sharing benefits of a VPN without additional hardware and configuration complexities. Mangomind(SM) is sold as both a service and a standalone software product.

     fileTRUST(SM) is an online data storage service we purchased from FleetBoston in February 2002 for approximately $427,000, of which $175,000 was paid in cash and the balance in our common stock and warrants to purchase our common stock at $14.31 per share. fileTRUST(SM) users can access their stored files from any Internet-connected system. The fileTRUST(SM) service complements our MangomindSM service by providing customers with a lower cost online storage system. In conjunction with our purchase of fileTRUST(SM), we executed a two-year enterprise license agreement with FleetBoston for the internal use of fileTRUST(SM) by FleetBoston, which expired in February 2004. The terms and conditions of this agreement provide for automatic renewals on a month-to-month basis. We were notified by FleetBoston that, effective September 2004, it will terminate its license agreement with us. We recorded approximately $455,000 in net revenues from the inception of this agreement through June 30, 2004.

     Net revenues from FleetBoston during the three and six month periods ended June 30, 2004 were approximately $60,000 and $110,000 , respectively. We are actively seeking new business opportunities to replace this lost revenue. If we are unable to replace this revenue, our operations may be adversely affected. We are also investigating other means of cost reductions to lessen the adverse effects of this loss of revenue.

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

     Revenue Recognition - We recognize revenue generated from product sales when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. We recognize revenue generated from the sale of the Mangomind(SM) and fileTRUST(SM) services as the service is provided. We recognize revenue generated from the sale of the Mangomind(SM) product over the period of the first year's maintenance agreement when persuasive evidence of the arrangement exists, the price is fixed and determinable, delivery and any required installation has been completed and collection is probable.

     Investments - At June 30, 2004, we have approximately $621,000 invested in several high-yield, secured corporate notes with related parties to better maximize our rate of return on our cash. These investments represent a significant portion of our total assets at June 30, 2004. These investments are classified as held-to-maturity and are carried at their amortized cost. Investments and maturities of less than one year are classified as short-term investments.

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

COSTS AND EXPENSES

     Cost of services - Cost of services consist solely of the expenses we incur to administer and service the Mangomind(SM) and fileTRUST(SM) services. These expenses consist primarily of salaries and related personnel costs, the cost of our outsourced data center, the license royalties we pay to our e-security software provider for the encryption used in the Mangomind(SM) service and the fees we pay to Built Right Networks to manage our billable services infrastructure.

     Engineering and Development Expenses - Engineering and development expenses consist primarily of costs related to the design, development, testing, deployment and enhancement of our products and services. We have expensed our engineering and development costs as incurred. At June 30, 2004, there were no full time employees performing engineering or development on our products and services. Effective September 30, 2002, we have outsourced the maintenance of our billable services infrastructure as well as product and customer support to Built Right Networks.

     Other Operating Expenses - Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At June 30, 2004, there were no full time employees performing selling and marketing activities. Our remaining two employees are performing general and administrative activities.

     Reduction in Force - We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At June 30, 2004, we had two employees, each working in a general and administrative capacity.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 AND 2003

     Revenues for the three months ended June 30, 2004 increased $1,948 or 1% to $133,269 from $131,321 for the comparable period in 2003. The increase in our revenues was attributable to the increase in service revenue of $17,582 offset by a $15,634 decrease in software license revenue over the two periods. One customer, FleetBoston represented approximately 45% of our revenues for the three-month period ended June 30, 2004. In 2003, FleetBoston and New York Life Insurance Company ("New York Life") accounted for approximately 38% and 22% of our revenues, respectively. We were notified by FleetBoston that, effective September 2004, it will terminate its February 2002 enterprise license agreement with us. We are investigating options to replace the loss of this revenue. No other customer accounted for more than 10% of our revenues for either period.

     We recognized $66,468 from the sale of our Mangomind(SM) service and $66,801 from the sale of our fileTRUST(SM) service during the three months ended June 30, 2004. During the same period in 2003, we recognized $62,657 from the sale of our Mangomind(SM) service and $53,030 from the sale of our fileTRUST(SM) service.

     Cost of services for the three months ended June 30, 2004 decreased $31,946 or 24% to $99,149 compared to $131,095 for the comparable period in 2003. The decrease in the cost of delivering our services was primarily a result of continued overhead reductions and our switch to a lower cost data center. In response to our loss of FleetBoston as a customer, we are working closely with key vendors and service providers, including Built Right Networks, to restructure our business relationships to lessen the adverse effects of the loss of the FleetBoston revenues.

     There was no engineering and development expense for the three-month period ended June 30, 2004. In the comparable period in 2003, engineering and development expense was $839. During the three-month periods ended June 30, 2004 and 2003, we had no full-time employees performing engineering or development activities.

     For the three-month period ended June 30, 2004, other operating expenses including selling and marketing and general and administrative expenses decreased $134,726 or 48% to $148,434 compared with $283,160 for the comparable period in 2003. The decrease in other operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the three-month period ended June 30, 2004, each of our two (2) full-time employees were working in a general and administrative capacity.

     Stock-based compensation expense of $258 was recorded for both the three-month period ended June 30, 2004 and 2003. The expense represents the ratable recognition of stock-based compensation for stock option awards granted in 2000 at exercise prices that were less than the fair value at the time of grant. See note 4 to the condensed consolidated financial statements.

     Our loss from operations decreased $169,459 to $114,572 for the three-month period ended June 30, 2004 compared with a loss from operations of $284,031 for the comparable period in 2003 as a result of the above factors.

       Interest income decreased $15,825 to $15,406 for the three months ended June 30, 2004 compared to $31,231 for the three months ended June 30, 2003. Our cash balances available for investment have decreased period over period, however we have invested approximately $621,000 in several high-yield, secured corporate notes that deliver greater returns than our pervious interest-bearing cash accounts.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004 AND 2003

     Revenues for the six months ended June 30, 2004 decreased $14,724 or 5% to $257,565 from $272,289 for the comparable period in 2003. The decrease in our revenues was attributable to a $22,309 increase in service revenue offset by a $37,033 decrease in software license revenue over the two periods. One customer, FleetBoston represented approximately 43% of our revenues for the six-month period ended June 30, 2004. We were notified by FleetBoston that, effective September 2004, it will terminate its February 2002 enterprise license agreement with us. We are investigating options to replace the loss of this revenue. In 2003, FleetBoston and New York Life Insurance Company ("New York Life") accounted for approximately 35% and 21% of our revenues, respectively. No other customer accounted for more than 10% of our revenues for either period.

     We recognized $131,912 from the sale of our Mangomind(SM) service and $125,653 from the sale of our fileTRUST(SM) service during the six months ended June 30, 2004. During the same period in 2003, we recognized $130,882 from the sale of our Mangomind(SM) service and $104,374 from the sale of our fileTRUST(SM) service.

     Cost of services for the six months ended June 30, 2004 decreased $45,993 or 18% to $212,969 from $258,962 for the comparable period in 2003. The decrease in the cost of delivering our services was primarily a result of continued overhead reductions and our switch to a lower cost data center. In response to our loss of FleetBoston as a customer, we are working closely with key vendors and service providers, including Built Right Networks, to restructure our business relationships to lessen the adverse effects of the loss of the FleetBoston revenues.

     There was no engineering and development expense for the six-month period ended June 30, 2004. In the comparable period in 2003, engineering and development expense was $4,205. During the six-month periods ended June 30, 2004 and 2003, we had no full-time employees performing engineering or development activities.

      For the six-month period ended June 30, 2004, other operating expenses including selling and marketing and general and administrative expenses decreased $258,787 or 44% to $325,906 compared with $584,693 for the comparable period in 2003. The decrease in other operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the six-month period ended June 30, 2004, each of our two (2) full-time employees were working in a general and administrative capacity.

     We recorded $516 in stock-based compensation expense over the six-month period ended June 30, 2004 compared to $2,338 for the comparable period in 2003. The decrease in this expense was primarily attributable to the decrease in the number of outstanding employee stock options subject to compensation expense. See note 4 to the condensed consolidated financial statements.

     Our loss from operations decreased $296,083 to $281,826 for the six-month period ended June 30, 2004 compared with a loss from operations of $577,909 for the comparable period in 2003 as a result of the above factors.

     Interest income decreased $18,693 to $38,329 for the six months ended June 30, 2004 compared to $57,022 for the six months ended June 30, 2003. Our cash balances available for investment have decreased period over period, however we have invested approximately $621,000 in several high-yield, secured corporate notes that deliver greater returns than our pervious interest-bearing cash accounts.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     We were formed in June 1995 and since our formation have raised approximately $74,250,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended on loans from stockholders and directors and credit from suppliers to meet our interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At June 30, 2004, approximately $1,010,000 in additional financing was provided through accounts payables, accrued expenses and other trade credit, a significant portion of which is past due.

     At June 30, 2004, we had a cash balance of approximately $299,000 and a working capital deficiency of approximately $68,000. Excluding our Nashua, NH facility lease which expires in November 2004, we do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements filed on Form 10-KSB for the period ended December 31, 2003, as reported to the SEC.

     At June 30, 2004, we had approximately $621,000 invested in several high-yield short-term investments with related parties. Approximately $123,000 of the corporate notes receivable outstanding at June 30, 2004 were issued to Plaintiff Funding Corporation, a privately held corporation in which Selig Zises is a stockholder. In addition, a corporate note with a remaining balance at June 30, 2004 of approximately $46,000, was issued to LawCash II LLC, a privately held company in which Selig Zises is a member. At June 30, 2004, two corporate notes receivable totaling approximately $452,000 were due from Unicrown Partners LLC, a privately held company in which Selig Zises and Jay Zises are members. Selig Zises and Jay Zises are stockholders of MangoSoft, Inc. Selig Zises was the former co-chairman of our Board of Directors. Investments in high-yield securities pose higher risks than investments in lower-yield securities, including the risk of total loss.

    We did not make any capital expenditures during the six months ended June 30, 2004.

    We have significantly modified our operations and reduced our work force on four separate occasions since April 2001. We currently have two (2) employees, each working in a general and administrative capacity. We outsource the management of our billable services infrastructure, software code base, customer support and reseller channel management to Built Right Networks for approximately $30,000 per month, under a September 30, 2002 agreement, which can be cancelled with a ninety (90) day notice. We are currently negotiating with Built Right Networks to restructure our September 30, 2002 agreement in response to our loss of the FleetBoston revenues.

     Unless we can generate significant on-going revenue, we will need additional sources of equity or debt financing. Although we have been successful in raising past financing, there can be no assurances that additional financing will be available to us on commercially reasonable terms, or at all.

     As shown in the unaudited condensed consolidated financial statements, during the six months ended June 30, 2004 and 2003, we incurred net losses of $243,497 and $520,887, respectively. Cash used in operations during the six months ended June 30, 2004 and 2003 was $187,512 and $338,519, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

RISK FACTORS

We Have A Limited Operating History And A History Of Substantial Operating
Losses.

     We have a history of substantial operating losses and an accumulated deficit of $88,669,284 as of June 30, 2004. For the six months ended June 30, 2004 and the year ended December 31, 2003, our net losses were $243,497 and $926,644, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Our High-Yield Investments Could Become Impaired.

     We have approximately $621,000 invested in high-yield, secured corporate notes with related parties. These investments represent a significant portion of our total assets at June 30, 2004. Investments in high-yield corporate notes entail a higher risk of delinquency or even complete loss. No assurance can be given that we will not experience any losses or that our debtors will timely remit on the maturity of these notes. If we experience any loss or impairment on these investments, our business, financial condition and results of operations will be materially and adversely affected.

We Have Limitations On The Effectiveness Of Our Internal Controls.

     We have two full-time employees, each engaged in general and administrative capacity. A complete set of internal controls is not possible in an organization of this size. Management does not expect that its disclosure controls or its internal controls will prevent all errors and intentional misrepresentations. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the organization have been detected.

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

Our Performance Depends On Market Acceptance Of Our Products.

     We expect to derive a substantial portion of our future revenues from the sales of Mangomind(SM) and fileTRUST(SM). Due to our small size and need to conserve capital, our selling and marketing activities for these products and services is limited. If markets for our products fail to develop, develop more slowly than expected or are subject to substantial competition and we are unable to replace the revenues we lost as a result of FleetBoston's termination of its February 2002 enterprise license agreement with us, our business, financial condition and results of operations may be adversely affected.

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

ITEM 3.  CONTROLS AND PROCEDURES

         We have significantly reduced our work force on several occasions during 2001 and 2002. At June 30, 2004 and 2003, we had two (2) employees, including Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

     Our principal executive and financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on such evaluation, our principal executive and financial officer has concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

         There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

     On December 6, 2002, the Company filed a notification on Form 8-K that on November 22, 2002, it filed a complaint in the United States District Court of New Hampshire, against Oracle Corporation for infringement of U.S. Patent No. 6,148,377 and U.S. Patent No. 5,918,229.

     On June 4, 2003, the Company filed a notification on Form 8-K that on May 15, 2003, Oracle Corporation filed a complaint in the United States District Court, Northern District of California, against the Company and Built Right Networks for infringement of a patent held by Oracle Corporation. The complaint seeks unspecified monetary damages and injunctive relief and awards for interest, costs and attorneys' fees.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS:

      NUMBER                                 DESCRIPTION OF EXHIBIT

         2.1        Agreement and Plan of Merger by and among First American
                    Clock Co., MangoSoft Corporation and MangoMerger Corp.,
                    dated as of August 27,1999. (1)
         3.1        Articles of Incorporation, as amended. (2)
         3.2        By-laws. (2)
         4.1        Rights Plan. (6)
          10        Lease of Westborough Office Park, Building Five, dated
                    November 10, 1995. (3) 14 Code of Ethics. (7)
          21        Subsidiary of the Registrant. (2)
        31.1        Certification of Principal Executive Officer required by
                    Rule 13a 14(a) or Rule 15-d14 (a) of the Securities Exchange
                    Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        32.1        Certification of Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        99.1        1999 Incentive Compensation Plan, as amended and restated on
                    May 1, 2000. (1)
        99.2        Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (1)
        99.3        Form of Warrant Agreement. (1)
        99.4        Asset Purchase Agreement, dated February 11, 2002, between
                    MangoSoft, Inc. and Fleet National Bank. (4)
        99.5        Warrant Agreement, dated February 11, 2002, between
                    MangoSoft, Inc. and Fleet National Bank. (4)
        99.6        Information Management Services Agreement, dated September
                    30, 2002, between MangoSoft, Inc. and Built Right Networks
                    LLC. (5)
        99.7        Rights Agreement, dated March 14, 2003, between MangoSoft,
                    Inc. and Interwest Transfer Co., Inc. (6)

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

REPORTS ON FORM 8-K:

There were no notifications filed on Form 8-K during the six months ended June 30, 2004.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 13, 2004                         MANGOSOFT, INC.

                                        /s/ DALE VINCENT
                                        ---------------------------------------
                                            Dale Vincent
                                            Chief Executive Officer
                                            (Principal Financial and Accounting
                                             Officer)