Form 10QSB
period 2004-09-30
MANGOSOFT INC
filed 2004-11-12
CIK 947969

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

             COMMON STOCK                           1,013,038 SHARES
           $0.001 par value               (Outstanding on November 12, 2004)

    Transitional Small Business Disclosure Format (check one) Yes [ ]  No [X]

                         MANGOSOFT, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB


                                                                           Page
PART I.  FINANCIAL INFORMATION                                             ----

ITEM 1 - Condensed Consolidated Financial Statements (unaudited):

Balance Sheets as of September 30, 2004 and December 31, 2003..................3
Statements of Operations for the Three Months Ended September 30, 2004
  and 2003.....................................................................4
Statements of Operations for the Nine Months Ended September 30, 2004 and
  2003.........................................................................5
Statements of Cash Flows for the Nine Months Ended September 30, 2004
  and 2003.....................................................................6
Notes to the Condensed Consolidated Financial Statements.......................7

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................9

ITEM 3 - Controls and Procedures..............................................18


PART II.  OTHER INFORMATION

ITEM 1 - Legal Proceedings....................................................19
ITEM 5 - Other Information ...................................................19
ITEM 6 - Exhibits ............................................................20

Signature.....................................................................21

                         MANGOSOFT, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2004             2003
                                                               ------------     ------------
                                                               (UNAUDITED)
                               ASSETS
Current Assets:
     Cash and cash equivalents ............................    $    415,480     $    317,444
     Short-term investments ...............................         468,225          607,439
     Accounts receivable ..................................          13,301           27,281
     Prepaid expenses and other current assets ............             589            1,625
                                                               ------------     ------------
          Total current assets ............................         897,595          953,789
Property and equipment - net ..............................              --           58,765
Long-term investments .....................................              --          180,547
Intangibles - net .........................................          57,333          140,195
Other assets ..............................................           5,066            5,916
                                                               ------------     ------------
               Total ......................................    $    959,994     $  1,339,212
                                                               ============     ============

                         LIABILITIES AND
                 STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable .....................................    $    752,787     $    671,383
     Accrued compensation .................................           7,739           12,392
     Other accrued expenses and current liabilities .......         244,427          335,981
     Deferred revenue .....................................          25,584           19,976
                                                               ------------     ------------
          Total current liabilities .......................       1,030,537        1,039,732
                                                               ------------     ------------

Commitments and contingencies

Stockholders' Equity (Deficit):
     Preferred Stock-$.001 par value; authorized, 5,000,000
     shares issued and outstanding, 20,000 ................              20               20
     Common stock .........................................           1,013            1,013
     Additional paid-in capital ...........................      88,725,694       88,725,694
     Deferred compensation ................................            (686)          (1,460)
     Accumulated deficit ..................................     (88,796,584)     (88,425,787)
                                                               ------------     ------------
          Total stockholders' equity (deficit) ............         (70,543)         299,480
                                                               ------------     ------------
               Total ......................................    $    959,994     $  1,339,212
                                                               ============     ============

     See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------
                                                                2004             2003
                                                             -----------     -----------
                                                             (UNAUDITED)
Service revenues ........................................    $   131,225     $   115,700
                                                             -----------     -----------
Costs and expenses:
  Cost of services ......................................        109,027         126,666
  Selling and marketing .................................             --          16,316
  General and administrative (1) ........................        138,086         247,052
  Loss on disposal of equipment .........................         21,910              --
  Stock-based compensation expense ......................            258          29,511
                                                             -----------     -----------
     Loss from operations ...............................       (138,056)       (303,845)
Interest income .........................................         10,757          37,298
                                                             -----------     -----------
Net loss ................................................    $  (127,299)    $  (266,547)
                                                             ===========     ===========

Net loss per share  - basic and diluted .................    $     (0.13)    $     (0.26)
Weighted average shares outstanding - basic and diluted .      1,013,038       1,013,038

(1) Excludes stock-based compensation expense as follows:
      General and administrative ........................    $       258     $    29,511


     See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                            -------------------------------
                                                                2004             2003
                                                             -----------     -----------
                                                                     (UNAUDITED)

Software license revenues ...............................    $        --     $    37,033
Service revenues ........................................        388,790         350,956
                                                             -----------     -----------
     Total revenues .....................................        388,790         387,989
Costs and expenses:
  Cost of services ......................................        321,997         385,628
  Engineering and development (1) .......................             --           4,205
  Selling and marketing .................................             --          20,159
  General and administrative (1) ........................        463,992         827,902
  Loss on disposal of equipment .........................         21,910              --
  Stock-based compensation expense ......................            774          31,849
                                                             -----------     -----------
     Loss from operations ...............................       (419,883)       (881,754)
Interest income .........................................         49,086          94,320
                                                             -----------     -----------
Net loss ................................................    $  (370,797)    $  (787,434)
                                                             ===========     ===========

Net loss per share  - basic and diluted .................    $     (0.37)    $     (0.78)
Weighted average shares outstanding - basic and diluted .      1,013,038       1,013,038

(1) Excludes stock-based compensation expense as follows:
      Engineering and development .......................    $        --     $     1,798
      General and administrative ........................            774          30,051


     See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                            2004          2003
                                                         ---------     ---------
                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................    $(370,797)    $(787,434)
Adjustments to reconcile net loss to net cash used by
  operating activities:
    Depreciation andamortization ....................      119,715       246,541
    Loss on disposal of equipment ...................       21,910            --
    Stock-based compensation ........................          774        31,849
    Unrealized investment loss ......................       (3,485)      (65,315)
    Increase (decrease) in cash from the change in:
      Accounts receivable ...........................       13,980        (2,801)
      Prepaid expenses and other current assets .....        1,036        94,974
      Accounts payable ..............................       81,404        13,556
      Accrued compensation ..........................       (4,653)       16,748
      Other accrued expenses and current liabilities       (91,554)       (7,265)
      Deferred revenue ..............................        5,608
                                                         ---------     ---------
          Net cash used by operating activities .....     (226,062)     (459,147)
                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for short and long-term investments .......           --      (257,437)
Investment maturities ...............................      323,248       396,136
Return of security deposit ..........................          850            --
                                                         ---------     ---------
          Net cash provided by investing activities .      324,098       138,699
                                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock .......           --        50,000
                                                         ---------     ---------
          Net cash provided by financing activities .           --        50,000
                                                         ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                            98,036      (270,448)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD ............................................      317,444       425,369
                                                         ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............    $ 415,480     $ 154,921
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

     As shown in the unaudited condensed consolidated financial statements, during the nine months ended September 30, 2004 and 2003, the Company incurred net losses of $(370,797) and $(787,434), respectively. Cash used in operations during the nine months ended September 30, 2004 and 2003 was $226,062 and $459,147, respectively. These factors, among others, raise significant doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

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

     For the nine months ended September 30, 2004 and 2003, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share, as their inclusion would have been antidilutive.

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

4.   STOCK-BASED COMPENSATION

     The Company currently has one stock-based compensation plan, which is described more fully in Note 8 in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2003, as filed on March 26, 2004. As amended, this plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of September 30, 2004, there were 172,503 remaining options available under this plan.

     The following table illustrates the effect on net loss and net loss per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                   2004            2003            2004            2003
                                               -----------     -----------     -----------     -----------
Net loss as reported ......................    $  (127,299)    $  (266,547)    $  (370,797)    $  (787,434)
Add back stock-based compensation
  included in the determination of net loss
  as reported .............................            258          29,511             774          31,849
Less stock-based compensation had all
  options been recorded at fair value .....       (180,386)       (117,203)       (238,952)       (190,103)
                                               -----------     -----------     -----------     -----------

Adjusted net loss .........................    $  (307,427)    $  (354,239)    $  (608,975)    $  (945,688)
                                               ===========     ===========     ===========     ===========

Weighted average shares outstanding,
  basic and diluted .......................      1,013,038       1,013,038       1,013,038       1,013,038

Net loss per share, basic and diluted,
  as reported .............................    $     (0.13)    $     (0.26)    $     (0.37)    $     (0.78)
                                               ===========     ===========     ===========     ===========

Adjusted net loss per share, basic and
  diluted .................................    $     (0.30)    $     (0.35)    $     (0.60)    $     (0.93)
                                               ===========     ===========     ===========     ===========

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

     fileTRUST(SM) is an online data storage service we purchased from Bank of America (formerly FleetBoston) in February 2002 for approximately $427,000, of which $175,000 was paid in cash and the balance in our common stock and warrants to purchase our common stock at $14.31 per share. fileTRUST(SM) users can access their stored files from any Internet-connected system. The fileTRUST(SM) service compliments our Mangomind(SM) service by providing customers with a lower cost online storage system. In conjunction with our purchase of fileTRUST(SM), we executed a two-year enterprise license agreement with Bank of America (formerly FleetBoston) for the internal use of fileTRUST(SM) by Bank of America (formerly FleetBoston), which expired in February 2004. The terms and conditions of this agreement provide for automatic renewals on a month-to-month basis. We recorded approximately $508,000 in net revenues from the inception of this agreement through September 30, 2004. Bank of America (formerly FleetBoston) terminated its license agreement with us in September 2004.

     Net revenues from Bank of America (formerly FleetBoston) during the three and nine month periods ended September 30, 2004 were approximately $53,000 and $163,000, respectively. We are actively seeking new business opportunities to replace this lost revenue. If we are unable to replace this revenue, our operations may be adversely affected. During September 2004, we have instituted cost reductions to lessen the adverse effects of this loss of revenue, including restructuring our business relationships with key vendors such as Built Right Networks.

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

     Investments - At September 30, 2004, we have approximately $468,000 invested in several high-yield, secured corporate notes with related parties to better maximize our rate of return on our cash. These investments represent a significant portion of our total assets at September 30, 2004. These investments are classified as held-to-maturity and are carried at their amortized cost. Investments and maturities of less than one year are classified as short-term investments.

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

     Engineering and Development Expenses - Engineering and development expenses consist primarily of costs related to the design, development, testing, deployment and enhancement of our products and services. We have expensed our engineering and development costs as incurred. At September 30, 2004, there were no full time employees performing engineering or development on our products and services. Effective September 30, 2002, we have outsourced the maintenance of our billable services infrastructure as well as product and customer support to Built Right Networks.

     Other Operating Expenses - Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At September 30, 2004, there were no full time employees performing selling and marketing activities. Our remaining two employees are performing general and administrative activities.

     Reduction in Force - We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At September 30, 2004, we had two employees, each working in a general and administrative capacity.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     Revenues for the three months ended September 30, 2004 increased $15,525 or 13% to $131,225 from $115,700 for the comparable period in 2003. One customer, Bank of America (formerly FleetBoston) represented approximately 40% of our revenues for the three-month period ended September 30, 2004. In 2003, Bank of America (formerly FleetBoston) and New York Life Insurance Company ("New York Life") accounted for approximately 43% and 22% of our revenues, respectively. In September 2004, we were notified by Bank of America (formerly FleetBoston) that it had terminated its February 2002 enterprise license agreement with us. We are investigating options to replace the loss of this revenue. No other customer accounted for more than 10% of our revenues for either period

     We recognized $67,474 from the sale of our Mangomind(SM) service and $63,751 from the sale of our fileTRUST(SM) service during the three months ended September 30, 2004. During the same period in 2003, we recognized $63,307 from the sale of our Mangomind(SM) service and $52,393 from the sale of our fileTRUST(SM) service.

     Cost of services for the three months ended September 30, 2004 decreased $17,639 or 14% to $109,027 compared to $126,666 for the comparable period in 2003. The decrease in the cost of delivering our services was primarily a result of our continued reductions and our switch to a lower cost data center. In response to our loss of Bank of America (formerly FleetBoston) as a customer, we have instituted cost reductions to lessen the adverse effects of the loss of the Bank of America (formerly FleetBoston) revenues, including restructuring our business relationships with key vendors such as Built Right Networks.

     There was no engineering and development expense for the three-month period ended September 30, 2004 and 2003. During the three-month periods ended September 30, 2004 and 2003, we had no full-time employees performing engineering or development activities

     For the three-month period ended September 30, 2004, other operating expenses including selling and marketing and general and administrative expenses decreased $103,372 or 39% to $159,996 compared with $263,368 for the comparable period in 2003. The decrease in other operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the three-month period ended September 30, 2004, each of our two (2) full-time employees were working in a general and administrative capacity.

     Stock-based compensation expense of $258 was recorded for the three-month period ended September 30, 2004 compared to $29,511 for the comparable period in 2003. Of that 2003 total, $29,253 represented stock based-compensation recorded in connection with our repricing of 37,037 options to purchase our common stock in July 2003. The decrease in this expense was primarily attributable to the decrease in the number of outstanding employee stock options subject to compensation expense. The expense represents the ratable recognition of stock-based compensation for stock option awards granted in 2000 at exercise prices that were less than the fair value at the time of grant. See note 4 to the condensed consolidated financial statements.

     Our loss from operations decreased $165,789 to $138,056 for the three-month period ended September 30, 2004 compared with a loss from operations of $303,845 for the comparable period in 2003 as a result of the above factors.

       Interest income decreased $26,541 to $10,757 for the three months ended September 30, 2004 compared to $37,298 for the three months ended September 30, 2003. Our cash balances available for investment have decreased period over period, however we have invested approximately $468,000 in several high-yield, secured corporate notes that deliver greater returns than our previous interest-bearing cash accounts.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     Revenues for the nine months ended September 30, 2004 increased $801 or 0.2% to $388,790 from $387,989 for the comparable period in 2003. The increase in our revenues was attributable to a $37,834 increase in service revenue offset by a $37,033 decrease in software license revenue over the two periods. One customer, Bank of America (formerly FleetBoston) represented approximately 42% of our revenues for the nine-month period ended September 30, 2004. In September 2004, we were notified by Bank of America (formerly FleetBoston) that it had terminated its February 2002 enterprise license agreement with us. We are investigating options to replace the loss of this revenue. In 2003, Bank of America (formerly FleetBoston) and New York Life Insurance Company ("New York Life") accounted for approximately 37% and 16% of our revenues, respectively. No other customer accounted for more than 10% of our revenues for either period

     We recognized $199,386 from the sale of our Mangomind(SM) service and $189,404 from the sale of our fileTRUST(SM) service during the nine months ended September 30, 2004. During the same period in 2003, we recognized $194,189 from the sale of our Mangomind(SM) service and $156,767 from the sale of our fileTRUST(SM) service.

     Cost of services for the nine months ended September 30, 2004 decreased $63,631 or 17% to $321,997 from $385,628 for the comparable period in 2003. The decrease in the cost of delivering our services was primarily a result of continued overhead reductions and our switch to a lower cost data center. In response to our loss of Bank of America (formerly FleetBoston) as a customer, we have instituted cost reductions to lessen the adverse effects of the loss of the Bank of America (formerly FleetBoston) revenues, including restructuring our business relationships with key vendors such as Built Right Networks.

     There were no engineering and development expense for the nine-month period ended September 30, 2004. In the comparable period in 2003, engineering and development expense was $4,205. During the nine-month period ended September 30, 2004 and 2003, we had no full-time employees performing engineering or development activities.

     For the nine-month period ended September 30, 2004, other operating expenses including selling and marketing and general and administrative expenses decreased $362,159 or 43% to $485,902 compared with $848,061 for the comparable period in 2003. The decrease in other operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the nine-month period ended September 30, 2004, each of our two (2) full-time employees were working in a general and administrative capacity.

     We recorded $744 in stock-based compensation expense over the nine-month period ended September 30, 2004 compared to $31,849 for the comparable period in 2003. The decrease in this expense was primarily attributable to the decrease in the number of outstanding employee stock options subject to compensation expense. The expense represents the ratable recognition of stock-based compensation for stock option awards granted in 2000 at exercise prices that were less than the fair value at the time of grant. See note 4 to the condensed consolidated financial statements.

     Our loss from operations decreased $461,871 to $419,883 for the nine-month period ended September 30, 2004 compared with a loss from operations of $881,754 for the comparable period in 2003 as a result of the above factors.

     Interest income decreased $45,234 to $49,086 for the nine-months ended September 30, 2004 compared to $94,320 for the nine-months ended September 30, 2003. Our cash balances available for investment have decreased period over period, however we have invested approximately $468,000 in several high-yield, secured corporate notes that deliver greater returns than our previous interest-bearing cash accounts.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     We were formed in June 1995 and, since our formation, have raised approximately $74,250,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At September 30, 2004, approximately $1,005,000 in additional financing was provided through accounts payables, accrued expenses and other trade credit, a significant portion of which is past due.

     At September 30, 2004, we had a cash balance of approximately $415,000 and a working capital deficiency of approximately $133,000. Excluding our Nashua, NH facility lease which expires in November 2004, we do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements filed on Form 10-KSB for the period ended December 31, 2003, as reported to the SEC.

     At September 30, 2004, we had approximately $468,000 invested in several high-yield short-term investments with related parties. Approximately $108,000 of the corporate notes receivable outstanding at September 30, 2004 were issued to Plaintiff Funding Corporation, a privately held corporation in which Selig Zises is a stockholder. In addition, LawCash II LLC, a privately held company in which Selig Zises is a member, paid all of the remaining balance of it corporate note at September 30, 2004. At September 30, 2004, two corporate notes receivable totaling approximately $360,000 were due from Unicrown Partners LLC, a privately held company in which Selig Zises and Jay Zises are members. Selig Zises and Jay Zises are stockholders of MangoSoft, Inc. Selig Zises was the former co-chairman of our Board of Directors. Investments in high-yield securities pose higher risks than investments in lower-yield securities, including the risk of total loss.

    We did not make any capital expenditures during the nine months ended September 30, 2004.

    We have significantly modified our operations and reduced our work force on four separate occasions since April 2001. We currently have two (2) employees, each working in a general and administrative capacity. We outsource the management of our billable services infrastructure, software code base, customer support and reseller channel management to Built Right Networks for the modified amount of approximately $21,000 per month, under a September 30, 2002 agreement, which can be cancelled with a ninety (90) day notice.

     Unless we can generate significant on-going revenue, we will need additional sources of equity or debt financing. Although we have been successful in raising past financing, there can be no assurances that additional financing will be available to us on commercially reasonable terms, or at all.


     As shown in the unaudited condensed consolidated financial statements, during the nine-months ended September 30, 2004 and 2003, we incurred net losses of $370,797 and $787,434, respectively. Cash used in operations during the nine-months ended September 30, 2004 and 2003 was $226,062 and $459,147, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

RISK FACTORS

We Have A Limited Operating History And A History Of Substantial Operating
Losses.

     We have a history of substantial operating losses and an accumulated deficit of $88,796,584 as of September 30, 2004. For the nine-months ended September 30, 2004 and the year ended December 31, 2003, our net losses were $370,797 and $926,644, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

We May Need Additional Financing.

     We may require additional capital to finance our future operations. We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. Also, Bank of America (formerly FleetBoston) terminated its license agreement with us in September 2004. While we are seeking new business opportunities to replace the resulting loss of revenue, we cannot be certain we will find a replacement for such revenue. If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.

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

Our High-Yield Investments Could Become Impaired.

     We have approximately $468,000 invested in high-yield, secured corporate notes with related parties. These investments represent a significant portion of our total assets at September 30, 2004. Investments in high-yield corporate notes entail a higher risk of delinquency or even complete loss. No assurance can be given that we will not experience any losses or that our debtors will timely remit on the maturity of these notes. If we experience any loss or impairment on these investments, our business, financial condition and results of operations will be materially and adversely affected.

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

Our Performance Depends On Market Acceptance Of Our Products.

     We expect to derive a substantial portion of our future revenues from the sales of Mangomind(SM) and fileTRUST(SM). Due to our small size and need to conserve capital, our selling and marketing activities for these products and services is limited. If markets for our products fail to develop, develop more slowly than expected, are subject to substantial competition or react negatively to Bank of America's (formerly FleetBoston) termination of its February 2002 enterprise license agreement with us, our business, financial condition and results of operations may be adversely affected.

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

ITEM 3.  CONTROLS AND PROCEDURES

     We have significantly reduced our work force on several occasions during 2001 and 2002. At September 30, 2004 and 2003, we had two (2) employees, including Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems, financial reporting and safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

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

     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On November 22, 2002, the Company filed a complaint in the United States District Court of New Hampshire, against Oracle Corporation for infringement of U.S. Patent No. 6,148,377 and U.S. Patent No. 5,918,229. The complain seeks unspecified monetary damages and injunctive relief and awards for interest, costs and attorneys' fees.

     On May 15, 2003, Oracle Corporation filed a complaint in the United States District Court, Northern District of California, against the Company and Built Right Networks for infringement of a patent held by Oracle Corporation. The complaint seeks unspecified monetary damages and injunctive relief and awards for interest, costs and attorneys' fees.

     On July 2, 2003, the Company filed a complaint in the United States District Court, Northern District of California, against Oracle Corporation, Sun Microsystems, Inc., Dell Computer Corporation and Electronic Arts, Inc. for infringement of U.S. Patent No. 6,148,377 and U.S. Patent No. 5,918,229. The complaint seeks unspecified monetary damages and injunctive relief and awards for interest, costs and attorneys' fees.

     Other than the matter listed above, there are no material pending legal proceedings, other than the routine litigation occurring in the normal course of operations, to which we are party or of which any of our properties are subject.

ITEM 5. OTHER INFORMATION.

     In September 2004, Bank of America (formerly FleetBoston) terminated its license agreement with us. Net revenues from this license during the three and nine month periods ended September 30, 2004 were approximately $53,000 and $163,000, respectively. During the nine-month period ended September 30, 2004, these revenues represented approximately 42% of our revenues. We are actively seeking new business opportunities to replace this list revenue; however, if we are unable to replace this revenue, our operations may be adversely affected.

ITEM 6.  EXHIBITS

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

         3.1        Articles of Incorporation, as amended. (2)

         3.2        By-laws. (2)

         4.1        Rights Plan. (6)

          10 Lease of Westborough Office Park, Building Five, dated November 10, 1995. (3) 14 Code of Ethics. (7)

          21        Subsidiary of the Registrant. (2)

        31.1 Certification of Principal Executive Officer required by Rule 13a 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(7) Filed as an exhibit to our Annual Report filed on March 26, 2004 for the years ended December 31, 2003 and hereby incorporated by reference thereto.

                                    SIGNATURE


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 12, 2004                        MANGOSOFT, INC.

                                         /S/ DALE VINCENT
                                             ------------------------
                                             Dale Vincent
                                             Chief Executive Officer
                                             (Principal Financial and Accounting
                                             Officer)