Form 10KSB
period 2004-12-31
MANGOSOFT INC
filed 2005-03-30
CIK 947969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 000-30781

                                 MANGOSOFT, INC.
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                   87-0543565
    (State or other jurisdiction             (IRS Employer Identification No.)
 of incorporation or organization)

         12 TECHNOLOGY WAY
              NASHUA, NH                                   03062
(Address of principal executive offices)                 (Zip code)

                    ISSUER'S TELEPHONE NUMBER: (603) 324-0400

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                         COMMON STOCK, $0.001 PAR VALUE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [ ] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

         State issuer's revenues for the most recent fiscal year: $466,225

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $5,824,968. This amount reflects the average bid and ask price of the Company's common stock on the OTCBB on February 16, 2005.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            COMMON STOCK                             1,013,038 SHARES
          $0.001 Par Value                   (Outstanding on March 25, 2005)

         Transitional Small Business Disclosure Format (check one):
                                                                  Yes [ ] No [X]

                                 MANGOSOFT, INC.

                              INDEX TO FORM 10-KSB


                                     PART I
                                                                            PAGE
                                                                            ----
ITEM 1--  Description of Business............................................. 3
ITEM 2--  Description of Property.............................................11
ITEM 3--  Legal Proceedings...................................................11
ITEM 4--  Submission of Matters to a Vote of the Security Holders.............11

                                     PART II

ITEM 5--  Market for Common Equity and Related Stockholder Matters............12
ITEM 6--  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................14
ITEM 7--  Financial Statements................................................20
ITEM 8--  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure..............................................20
ITEM 8A-  Controls and Procedures.............................................20
ITEM 8B-  Other information ..................................................20

                                    PART III

ITEM 9--  Directors and Executive Officers of the Registrant .................21
ITEM 10-- Executive Compensation..............................................22
ITEM 11-- Security Ownership of Certain Beneficial Owners and Management
            And Related Stockholder Matters...................................23
ITEM 12-- Certain Relationships and Related Transactions......................24
ITEM 13-- Exhibits and Reports on Form 8-K....................................25
ITEM 14-- Principal Accountant Fees and Services..............................26

Signature.....................................................................27



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

     Readers should pay particular attention to the considerations described in the section of this report entitled "Risk Factors" beginning on page 8 of this report. Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.

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

     MangoSoft's software and services make the Internet a better place for business. Our customers use Mangomind(SM) to easily and securely connect with remote colleagues, clients and partners around the world. In doing so, Mangomind enables its users to make smarter and faster business decisions. Mangomind provides the secure file sharing benefits of a virtual private network ("VPN") without additional hardware and configuration complexities.

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

     Mangomind facilitates business-to-business communications using the following features:

     o SIMULTANEOUS, MULTI-USER FILE ACCESS. Mangomind is an Internet file-sharing system that allows multiple users in any location to simultaneously access and share files.

     o ONLINE WORKGROUP COLLABORATION. Mangomind allows multiple users to collaborate online using Windows database applications commonly used in accounting, contact management, calendars, appointment scheduling and project management software packages.

     o ROBUST, SAFE AND SECURE. Mangomind allows users to set access permissions for files and folders on a Mangomind drive. Data encryption (128-bit) at the client (user) level ensures that all files are securely transmitted and stored. Service level agreements ensure that a user's files are available and protected.

     o BUSINESS LEVEL SECURITY THROUGH ENCRYPTION. Access to shared files is restricted to clients authenticated by using public/private keys; each Mangomind user is authenticated using state-of-the-art private key encryption. Data is stored in encrypted form to prevent unauthorized access.

     o FILE ACCESS PERMISSIONS. The Mangomind file system allows users to define access permissions for users or groups of users on individual drives, files and folders. Permission settings are easily specified using the same familiar Microsoft Windows procedures.

     o FAMILIAR WINDOWS INTERFACE. Mangomind looks and operates just like a local drive and is completely integrated with Windows. No user training is required; applications run as if on a local drive.

     o ACCESS ANYTIME, EVEN WHEN OFFLINE. When disconnected from the Internet, users can continue to work on their files offline because Mangomind caches the latest version of a file into a system's local memory. Mangomind automatically synchronizes the files when the user reconnects to the Internet.

     o HIGH AVAILABILITY SERVICE. The Mangomind service provides automatic backup and restore functions, full-time customer support and service, and service level agreements to ensure high availability of the service. The Mangomind service is hosted and managed by leading service providers.

     fileTRUST(SM) is an online data storage service we purchased from Bank of America (formerly FleetBoston) in February 2002. fileTRUST(SM) users can access their stored files from any Internet-connected system. The fileTRUST(SM) service complements our Mangomind service by providing our customers with a lower cost online storage system. In conjunction with our purchase of fileTRUST(SM), we executed a two-year enterprise license agreement with Bank of America (formerly FleetBoston) for the internal use of fileTRUST(SM) by Bank of America (formerly FleetBoston), which expired in February 2004. The terms and conditions of this agreement provide for automatic renewals on a month-to-month basis. Bank of America (formerly FleetBoston) terminated its license agreement with us in September 2004. The loss of Bank of America (formerly FleetBoston) as a customer will have a material adverse affect on our business.

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

     fileTRUST

     In connection with our purchase of fileTRUST from Bank of America (formerly FleetBoston) in February 2002, we executed a two-year enterprise license agreement with Bank of America (formerly FleetBoston) for their internal use of fileTRUST. This initial term of this agreement concluded in February 2004. The terms of this agreement provide for automatic renewals on a month-to-month basis. Bank of America (formerly FleetBoston) terminated its license agreement with us in September 2004. Bank of America (formerly FleetBoston) was our largest customer. We continue to seek organizations similar to Bank of America (formerly FleetBoston) to whom to market and sell fileTRUST.

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

CONCENTRATIONS

     We generate the majority of our revenues from the sale of our products and services in North America. All of our 2004, 2003 and 2002 revenues were generated from sales to North American customers.

     One customer accounted for approximately 35% of our 2004 net revenues. Two customers accounted for approximately 52% of our 2003 net revenues and three customers accounted for approximately 76% of our 2002 revenues.

INTELLECTUAL PROPERTY

     To date, we have been granted five patents as follows: (i) System and Method for Providing Highly Available Data Storage Using Globally Addressable Memory (June 1, 1999); (ii) Structured Data Storage Using Globally Addressable Memory (June 29, 1999); (iii) Remote Access and Geographically Distributed Computers in a Globally Addressable Storage Environment (November 16, 1999);
(iv) Shared client-side Web Caching Using Globally Addressable Memory (February 15, 2000); and (v) Shared Memory Computer Networks (November 14, 2000). We have applied for five additional U.S. patents which applications are still pending. Our patents cover aspects of our peer-to-peer clustering technology, Cachelink and Mangomind. We have also filed patent applications outside of the U.S. that are counterparts to the issued patents and pending applications. We also own trademarks on "Cachelink," "Medley," "Mango," and "MangoSoft." In addition, we also own service marks on "Mangomind," "fileTRUST" and "the Business Internet File Service."

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

     On November 22, 2002, we filed a complaint in United States District Court, District of New Hampshire against Oracle Corporation ("Oracle") for infringement of two of our patents; 1) Structured Data Storage Using Globally Addressable Memory (June 29, 1999) and 2) Shared Memory Computer Networks (November 14,
2000). On July 2, 2003, we filed a similar complaint in United Stated District Court, Northern District of California, against Oracle, Sun Microsystems, Inc., Dell Computer Corp. and Electronic Arts, Inc. for infringement of these two patents. On May 15, 2003, Oracle filed a complaint against us alleging that various software we have developed, including Mangomind, infringes on a patent held by Oracle.

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

EMPLOYEES

     As of December 31, 2004 we had 2 full-time employees. Our success is highly dependent on our ability to attract and retain qualified resellers and to retain qualified outsourced information system management. To date, we believe we have been successful in our efforts, but there is no assurance that we will continue to be as successful in the future. None of our employees are subject to collective bargaining agreements.

RISK FACTORS

We Have a Limited Operating History and Substantial Cumulative Operating Losses.

     We have a history of substantial operating losses and an accumulated deficit of $88,722,912 as of December 31, 2004. For the years ended December 31, 2004, 2003 and 2002, our losses from operations, excluding the net effects of stock-based compensation, were $351,124, $1,041,618 and $5,982,523, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Our High-Yield Investments Could Become Impaired.

     We have approximately $347,000 invested in high-yield, secured corporate notes with related parties. These investments represent a significant portion of our total assets at December 31, 2004. Investments in high-yield corporate notes entail a higher risk of delinquency or even complete loss. No assurance can be given that we will not experience any losses or that our debtors will timely remit on the maturity of these notes. If we experience any loss or impairment on these investments, our business, financial condition and results of operations will be materially and adversely affected.

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

Litigation Concerning Intellectual Property Could Adversely Affect Our Business.

     We rely on a combination of trade secrets, copyright and trademark law, contractual provisions, confidentiality agreements and certain technology and security measures to protect our trademarks, patents, proprietary technology and know-how. However, we can provide no assurance that our rights in our intellectual property will not be infringed upon by competitors or that competitors will not similarly make claims against us for infringement. If we are required to be involved in litigation involving intellectual property rights, our business, operating results and financial condition will be materially and adversely affected

Defects in Our Software Products May Adversely Affect Our Business.

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

ITEM 2. DESCRIPTION OF PROPERTY

     We terminated our lease, which was located in Nashua, New Hampshire and consisted of approximately 2,400 square feet of office space. The Company no longer leases its own facility. Effective, December 1, 2004 the Company uses the office space of BuiltRight Networks at no specific rent. Our office had the capacity to accommodate approximately twenty people. Our office was leased from Forward Journey LLC, an independent third party lessor. In 2004 and 2003, we recorded approximately $28,000 and $30,000 in rent expense for this facility.

     Until October 2002, our former principal corporate offices were located in Westborough, Massachusetts. We restructured this facility lease on several occasions beginning in January 2002. This lease expired in September 2003. We recorded approximately $71,000 of rent expense in 2003 in connection with this facility. At December 31, 2004, we have no accrued rent on this facility.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended December 31, 2004 to a vote of our security holders, through the solicitation of proxies or otherwise.

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

     The following sets forth the high and low bid price quotations for each calendar quarter in which trading occurred during the last two fiscal years, adjusted to reflect the effects of the March 7, 2003 reverse stock split. Such quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions:

      2004                                          HIGH          LOW
      ----                                          ----          ---
      First Quarter ............................    $4.00        $1.55
      Second Quarter ...........................     7.20         2.45
      Third Quarter ............................     6.00         3.30
      Fourth Quarter ...........................    10.00         3.60

      2003                                          HIGH          LOW
      ----                                          ----          ---
      First Quarter ............................    $3.24      $ 1.05
      Second Quarter ...........................     2.25        1.20
      Third Quarter ............................     2.00        1.45
      Fourth Quarter ...........................     2.50        1.50

     On February 16, 2005, the last reported sale price of our common stock on the OTCBB was $5.75 per share.

(B) HOLDERS

     As of December 31, 2004, there were approximately 385 holders of record of our common stock. This number does not include stockholders for whom shares were held in a "nominee" or "street name."

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

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following sets forth information surrounding compensation plans in which we have authorized the future issuance of our common stock, adjusted to reflect the effects of the March 7, 2003 reverse stock split:

                                  NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE        NUMBER OF SECURITIES
                                   ISSUED UPON EXERCISE OF         PRICE OF OUTSTANDING        REMAINING AVAILABLE FOR
                                     OUTSTANDING OPTIONS,      OPTIONS, WARRANTS AND RIGHTS     FUTURE ISSUANCE UNDER
                                     WARRANTS AND RIGHTS                                      EQUITY COMPENSATION PLANS
                                                                                                (EXCLUDING SECURITIES
                                                                                               REFLECTED IN COLUMN (a))
                                             (a)                           (b)                            (c)
Equity compensation plans
approved by security
holders..............................      110,254                        $12.99                       179,910

Equity compensation plans not
approved by security holders.........       13,111                         43.13                         N/A
                                           -------                        ------                       -------
Total................................      123,356                        $16.19                       179,910
                                           =======                        ======                       =======

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-KSB contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Annual Report on Form 10-KSB, including under "Risk Factors." You should read the following discussion and analysis together with our condensed consolidated financial statements for the periods specified and the related notes included herein. Further reference should be made to our Annual Report on Form 10-KSB for the period ended December 31, 2004 filed with the Securities and Exchange Commission.

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

     Mangomind(SM) is a multi-user, business-oriented, peer-to-peer file sharing system, allowing individual users to collaborate over the Internet across organizational boundaries in a safe and secure manner. The architecture is a blend of the manageability of client/server with the autonomy, clustering, and caching optimizations of peer-to-peer. The user experience is one of easy file sharing with colleagues through what looks like an ordinary LAN shared drive. Mangomind(SM) provides the secure file sharing benefits of a VPN without additional hardware and configuration complexities. Mangomind(SM) is sold as both a service and a standalone software product

     fileTRUST(SM) is an online data storage service we purchased from Bank of America (formerly FleetBoston) in February 2002 for approximately $427,000, of which $175,000 was paid in cash and the balance in our common stock and warrants to purchase our common stock at $14.31 per share. fileTRUST(SM) users can access their stored files from any Internet-connected system. The fileTRUST(SM) service compliments our Mangomind(SM) service by providing customers with a lower cost online storage system. In conjunction with our purchase of fileTRUST(SM), we executed a two-year enterprise license agreement with Bank of America (formerly FleetBoston) for the internal use of fileTRUST(SM) by Bank of America (formerly FleetBoston), which expired in February 2004. The terms and conditions of this agreement provided for automatic renewals on a month-to-month basis. We recorded approximately $493,000 in net revenues from the inception of this agreement through December 31, 2004. Bank of America (formerly FleetBoston) terminated its license agreement with us in September 2004.

     Net revenues from Bank of America (formerly FleetBoston) for the year ended December 31, 2004 were approximately $163,000. We are actively seeking new business opportunities to replace this lost revenue. If we are unable to replace this revenue, our operations may be adversely affected. During September 2004, we have instituted cost reductions to lessen the adverse effects of this loss of revenue, including restructuring our business relationships with key vendors such as Built Right Networks.

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

     Investments - At December 31, 2004, we have approximately $347,000 invested in several high-yield, secured corporate notes with related parties to better maximize our rate of return on our cash. These investments represent a significant portion of our total assets at December 31, 2004. These investments are classified as held-to-maturity and are carried at their amortized cost. Investments and maturities of less than one year are classified as short-term investments.

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

     Engineering and Development Expenses - Engineering and development expenses consist primarily of costs related to the design, development, testing, deployment and enhancement of our products and services. We have expensed our engineering and development costs as incurred. At December 31, 2004, there were no full time employees performing engineering or development on our products and services. Effective September 30, 2002, we have outsourced the maintenance of our billable services infrastructure as well as product and customer support to Built Right Networks.

     Other Operating Expenses - Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At December 31, 2004, there were no full time employees performing selling and marketing activities. Our remaining two employees are performing general and administrative activities.

     Reduction in Force - We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At December 31, 2004, we had two employees, each working in a general and administrative capacity.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2004 AND 2003

     Revenues for year ended December 31, 2004 decreased $37,931 or 8% to $466,225 from $504,156 for the comparable year in 2003. One customer, Bank of America (formerly FleetBoston) represented approximately 35% of our revenues for the year ended December 31, 2004. In 2003, Bank of America (formerly FleetBoston) and New York Life Insurance Company ("New York Life") accounted for approximately 39% and 13% of our revenues, respectively. In September 2004, we were notified by Bank of America (formerly FleetBoston) that it had terminated its February 2002 enterprise license agreement with us. We are investigating options to replace the loss of this revenue. No other customer accounted for more than 10% of our revenues for either period.

     We recognized $270,660 from the sale of our Mangomind(SM) service and $195,565 from the sale of our fileTRUST(SM) service during the year ended December 31, 2004. During the year 2003, we recognized $729 from the sale of the Cachelink product, $36,698 from the sale of our Mangomind(SM) product, $256,959 from the sale of the Mangomind(SM) service and $209,770 from the sale of our fileTRUST(SM) service.

     Cost of services for year ended December 31, 2004 decreased $113,980 or 23% to $390,676 compared to $504,656 for the comparable year in 2003. The decrease in the cost of delivering our services was primarily a result of our continued reductions and our switch to a lower cost data center. In response to our loss of Bank of America (formerly FleetBoston) as a customer, we have instituted cost reductions to lessen the adverse effects of the loss of the Bank of America (formerly FleetBoston) revenues, including restructuring our business relationships with key vendors such as Built Right Networks.

     There was no engineering and development expense for the years ended December 31, 2004. In 2003, engineering and development expense was $4,205. During the years ended December 31, 2004 and 2003, we had no full-time employees performing engineering or development activities

     For the year ended December 31, 2004, other operating expenses including selling and marketing and general and administrative expenses decreased $610,290 or 59% to $426,623 compared with $1,036,913 for the comparable period in 2003. The decrease in other operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the year ended December 31,

2004, each of our two (2) full-time employees were working in a general and administrative capacity. Additionally, management has elected to discontinue providing for $149,000 of previously accrued rent for its facility which it abandoned in September 2002. This was an expense reduction in 2004 of $149,000.

     Stock-based compensation expense of $1,032 was recorded for the year ended December 31, 2004 compared to $32,107 for the comparable year in 2003. The decrease in this expense was primarily attributable to the decrease in the number of outstanding employee stock options subject to compensation expense. The expense represents the ratable recognition of stock-based compensation for stock option awards granted in 2000 at exercise prices that were less than the fair value at the time of grant. See Note 8 to the condensed consolidated financial statements.

     Our loss from operations decreased $699,659 to $374,066 for the year ended December 31, 2004 compared with a loss from operations of $1,073,725 for the comparable year in 2003 as a result of the above factors.

     Interest income decreased $35,814 to $81,967 for the year ended December 31, 2004 compared to $117,781 for the year ended December 31, 2003. Our cash balances available for investment have decreased period over period, however we have invested approximately $347,000 in several high-yield, secured corporate notes that deliver greater returns than our previous interest-bearing cash accounts.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       We were formed in June 1995 and, since our formation, have raised approximately $74,250,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At December 31, 2004, approximately $793,200 in additional financing was provided through accounts payables, accrued expenses and other trade credit, a significant portion of which is past due.

     At December 31, 2004, we had a cash balance of approximately $458,000 and working capital of approximately $3,388. Excluding our Nashua, NH facility lease which expired in November 2004, we do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements.

     At December 31, 2004, we had approximately $347,000 invested in several high-yield short-term investments with related parties. Approximately $123,000 of the corporate notes receivable outstanding at December 31, 2004 were issued to Plaintiff Funding Corporation, a privately held corporation in which Selig Zises is a stockholder. At December 31, 2004, two corporate notes receivable totaling approximately $224,000 were due from Unicrown Partners LLC, a privately held company in which Selig Zises and Jay Zises are members. Selig Zises and Jay Zises are stockholders of MangoSoft, Inc. Selig Zises was the former co-chairman of our Board of Directors. Investments in high-yield securities pose higher risks than investments in lower-yield securities, including the risk of total loss.

     We did not make any capital expenditures during the fiscal year 2004.

     We have significantly modified our operations and reduced our work force on four separate occasions since April 2001. We currently have two (2) employees, each working in a general and administrative capacity. We outsource the management of our billable services infrastructure, software code base, customer support and reseller channel management to Built Right Networks for approximately $21,000 per month, under a September 30, 2002 agreement, which can be cancelled with a ninety (90) day notice.

      Unless we can generate significant on-going revenue, we will need additional sources of equity or debt financing. Although we have been successful in raising past financing, there can be no assurances that additional financing will be available to us on commercially reasonable terms, or at all.

     As shown in the audited condensed consolidated financial statements, during the years ended December 31, 2004, 2003 and 2002, we incurred net losses of $297,124, $926,644 and $6,384,402, respectively. Cash used in operations during the years ended December 31, 2004, 2003 and 2002 was $327,592, $481,293 and
$5,178,249, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

OFF-BALANCE SHEET ARRANGEMENTS

     Excluding our Nashua, NH facility lease which expired in November 2004, we do not have any commercial commitments or off-balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 will require identification of the Company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses or stands to gain from a majority of its expected returns. The interpretation is effective after January 31, 2003 for any VIE created after that date and is effective July 1, 2003 for VIEs created before February 1, 2003. The adoption of the FIN 46 did not have a material impact on our results of operations or financial position.

     In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modifies after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our results of operations or financial position.

     In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple element arrangements, which was previously superceded by EITF 00-21 (see above). The adoption of SAB No. 104 did not have a material impact on our results of operations or financial position.

ITEM 7. FINANCIAL STATEMENTS

     Our consolidated financial statements and related notes, which are attached to this Annual Report on Form 10-KSB beginning on page 29, are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 8A. CONTROLS AND PROCEDURES

         We have significantly reduced our work force on several occasions during 2001 and 2002. At December 31, 2004 and 2003, we had two (2) employees, including Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

     Our principal executive and financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-KSB. Based on such evaluation, our principal executive and financial officer has concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Dale Vincent, age 58, is our President, Chief Executive Officer and sole director. Mr. Vincent provides his services on a full-time basis. Mr. Vincent was appointed President, Chief Executive Officer and elected a Director in September 1999. Previously, he served as the Chief Executive Officer of MangoSoft Corporation since May 1999, as its Chief Financial Officer from September 1998 to May 1999, and as a Director of MangoSoft Corporation since July 1995. Mr. Vincent has over 25 years of senior financial and business management experience, with the last 10 years developing and funding companies in the software industry. Since April 1990, Mr. Vincent has served as a Managing Director of ACAP, a private investment company, the general partner of Associated Capital L.P., a private investment company, and consults with Associated Capital L.P with respect to its investment and marketing activities. He has also served as a Director of MaMaMedia, Inc. since 1996.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act and the rules thereunder require our directors and officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Our personnel generally prepare these reports on the basis of information obtained from each director and officer, and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all reports filed. To the best of our knowledge, all reports required by Section 16(a) of the Exchange Act to be filed by our directors, officers and 10% or greater stockholders during our fiscal year ended December 31, 2004 were filed on time with one exception. The statement of changes in beneficial ownership, Form 4, for the issuance of stock options to Mr. Dale Vincent was inadvertently filed late.

AUDIT COMMITTEE

     We do not have an Audit Committee comprised of independent directors. Dale Vincent is our President, Chief Executive Officer and sole director. In that capacity, Mr. Vincent performs the functions of a typical Audit Committee. Mr. Vincent has been determined to be a financial expert.

CODE OF ETHICS

     The Company has adopted a Code of Ethics that applies to the Company's two employees, its President and Chief Executive Officer and its accounting personnel. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person, addressed to the Company's Chief Executive Officer at MangoSoft, Inc., 12 Technology Way, Nashua, New Hampshire. A copy of this code of ethics is attached to this Annual Report on Form 10-KSB as exhibit 14. The Company will post a copy of this code of ethics on its corporate website - www.mangosoft.com.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the total compensation we paid to our chief executive officer in 2004, 2003 and 2002 (the "Named Executive Officer").

                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM COMPENSATION
                                  ANNUAL COMPENSATION               RESTRICTED                                 ALL
   NAME AND PRINCIPAL                                  OTHER ANNUAL   STOCK     SECURITIES UNDER    LTIP      OTHER
      POSITION             YEAR    SALARY      BONUS   COMPENSATION   AWARDS      OPTIONS/SARs     PAYOUTS    COMP.
   ------------------      ----    ------      -----   ------------   ------      ------------     -------    -----
Dale Vincent ..........   2004     $204,046      --        --          --              --            --        --
President and Chief       2003      202,500      --        --          --              --            --        --
Executive Officer         2002      214,177      --        --          --              --            --        --


OPTIONS

     The following tables sets forth information concerning grants of stock options to, and exercises of stock options by, the Named Executive Officer during 2004, and the number and value of unexercised options held by him at December 31, 2004. The value of the unexercised in-the-money options is based on the average bid and ask price of our common stock on the OTCBB on December 31, 2004 ($7.75).

                    OPTIONS / SAR GRANTS IN LAST FISCAL YEAR

                                         % of total
                          Number of       options
                          securities     granted to
                          underlying     employees     Exercise
                           options     during fiscal    price     Expiration
             Name          granted          year        ($/sh)       date
        --------------    ----------   -------------   --------  -------------
        Dale Vincent        37,963          100%        $4.05    July 14, 2014



                       FISCAL YEAR-END OPTION / SAR VALUES

                                                                NO. OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                                                    UNEXERCISED OPTIONS               IN-THE-MONEY OPTIONS
                                    SHARES                      ----------------------------          --------------------
                                 ACQUIRED ON      VALUE
             NAME                  EXERCISE      REALIZED      EXERCISABLE     UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
             ----                  --------      --------      -----------     -------------     -----------      -------------
Dale Vincent .................        --            --            75,000            --             390,426            $  --

COMPENSATION OF DIRECTORS

     There were no outside directors in 2004. Accordingly, with the exception of the compensation we paid to Mr. Vincent for his services as our president and chief executive officer, no other compensation was paid to any director in 2004.

EMPLOYMENT CONTRACTS

     None.

REPORT ON REPRICING OF OPTIONS/SARs

     On July 24, 2003, the Company amended its outstanding and vested stock options granted to its Chief Executive Officer. Vested and outstanding options to purchase 22,222 and 14,815 shares of the Company's common stock at $27.81 and

$33.75 per share, respectively, were cancelled. The Company granted its Chief Executive Officer options to purchase 37,037 shares of its common stock at an exercise price of $1.00 per share. The newly granted options are completely vested. The Company recognized $29,253 in stock-based compensation expense relating to this re-pricing in 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as of March 1, 2005 with respect to beneficial ownership of our common stock by (i) each person we know to own beneficially more than 5% of our outstanding common stock; (ii) each director and named executive officer; and (iii) all directors and named executive officers as a group. The percentages in the last column are based on 1,013,038 shares of common stock outstanding on March 1, 2005. In each case, except as otherwise indicated in the footnotes to the table, the shares shown in the second column are owned directly by the individual or members of the group named in the first column and such individual or group members have sole voting and dispositive power with respect to the shares shown. For the purposes of this table, beneficial ownership is determined in accordance with the federal securities laws and regulations; inclusion in the table of shares not owned directly by the named director or executive officer does not constitute an admission that such shares are beneficially owned by the director or officer for any other purpose.

                                            NUMBER OF SHARES OF COMMON     PERCENT OF OUTSTANDING COMMON
BENEFICIAL OWNERS:                                  STOCK OWNED                     STOCK OWNED
------------------                          --------------------------     -----------------------------
Selig Zises (2)(4).........................           119,859                        11.8%
  988 Fifth Avenue, 9th Floor
  New York, NY 10021
Jay Zises (1)(4)...........................           117,851                        11.6
  767 3rd Avenue, 16th Floor
  New York, NY 10017
Directors and officers:
  Dale Vincent  (3)........................            76,116                         7.0

All Directors and officers as a group......            76,116                         7.0%

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

(3) Includes 75,000 shares of common stock Mr. Vincent has the right to acquire through the exercise of stock options. Mr. Vincent's address is c/o MangoSoft, Inc., 12 Technology Way, Nashua, NH 01062.

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


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See information provided under the Section titled "Securities Authorized for Issuance Under Equity Compensation Plans" under Part II, Item 5 above.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A)      TRANSACTIONS WITH DIRECTORS AND OFFICERS

     At December 31, 2004, we had approximately $347,000 invested in several high-yield short-term investments with related parties. Approximately $123,000 of the corporate notes receivable outstanding at December 31, 2004 were issued to Plaintiff Funding Corporation, a privately held corporation in which Selig Zises is a stockholder. At December 31, 2004, two corporate notes receivable totaling approximately $224,000 were due from Unicrown Partners LLC, a privately held company in which Selig Zises and Jay Zises are members. Selig Zises and Jay Zises are stockholders of MangoSoft, Inc. Selig Zises was the former co-chairman of our Board of Directors. Investments in high-yield securities pose higher risks than investments in lower-yield securities, including the risk of total loss.

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

(B)  REPORTS ON FORM 8-K:

     There were no notifications filed on Form 8-K during the year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     On September 26, 2002, we engaged Stowe & Degon as our new independent accountants. Prior to the appointment of Stowe & Degon, Deloitte & Touche LLP were our independent accountants.

AUDIT FEES

     Fees billed by Stowe & Degon for the audit of our annual financial statements for the fiscal years ended December 31, 2004 and 2003 and the review of our quarterly financial statements included in our quarterly reports on Form 10-QSB were approximately $32,000 and $35,500, respectively. In 2002, Deloitte & Touche billed us approximately $12,000 for the review of our quarterly financial statements included in our quarterly reports on Form 10-QSB.

AUDIT-RELATED FEES

     There were no other fees billed by Stowe & Degon or Deloitte & Touche during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX FEES

     The aggregate fees billed by Stowe & Degon in 2002 for professional services for tax compliance, tax advice and tax planning was $5,000. We did not engage Stowe & Degon to provide us with any tax services in 2003 or 2004.

ALL OTHER FEES

     In 2002, Deloitte & Touche billed us $3,500 for other services in connection with the transition of the audit from Deloitte & Touche to Stowe & Degon. There were no other fees billed by Stowe & Degon or Deloitte & Touche LLP during the last two fiscal years for products and services.

AUDIT COMMITTEE PRE-APPROVAL

     Mr. Vincent is the sole director of MangoSoft. As such, he has the authority to approve 100% of audit, accounting and tax services and none of the fees were approved by an independent audit committee.

                                   SIGNATURES

     In accordance with the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 28, 2005

                                    MANGOSOFT, INC.

                                    /s/ Dale Vincent
                                    --------------------------------------------
                                    Dale Vincent
                                    President, Chief Executive Officer and
                                    Chairman of the Board of Directors
                                    (Principal Financial and Accounting Officer)

                         MANGOSOFT, INC. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page

Independent Auditors' Report..................................................29

Consolidated Balance Sheets as of December 31, 2004 and 2003..................30

Consolidated Statements of Operations For The Years Ended December 31,
  2004, 2003, and 2002........................................................31

Consolidated Statements of Stockholders' Equity For The Years Ended
   December 31, 2004, 2003 and 2002 ..........................................32

Consolidated Statements of Cash Flows For The Years Ended December 31,
  2004, 2003 and 2002.........................................................33

Notes to Consolidated Financial Statements....................................34

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of MangoSoft, Inc.:

We have audited the accompanying consolidated balance sheets of MangoSoft, Inc. and subsidiary (the "Company") as of December 31, 2004, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of MangoSoft, Inc. and subsidiary as of December 31, 2004, 2003 and 2002, and the results of their operations and their cash flows for the three years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Stowe & Degon

Worcester, MA
March 1, 2005

                         MANGOSOFT, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,
                                                                     2004            2003
                                                                 ------------    ------------
                                      ASSETS
Current Assets:
     Cash and cash equivalents ...............................   $    458,032    $    317,444
     Short-term investments ..................................        346,508         607,439
     Accounts receivable .....................................         12,512          27,281
     Prepaid expenses and other current assets ...............             --           1,625
                                                                 ------------    ------------
          Total current assets ...............................        817,052         953,789
Property and equipment - net .................................             --          58,765
Long-term investments ........................................             --         180,547
Intangibles - net ............................................             --         140,195
Other assets .................................................             --           5,916
                                                                 ------------    ------------
               Total .........................................   $    817,052    $  1,339,212
                                                                 ============    ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ........................................   $    731,850    $    671,383
     Accrued compensation ....................................         10,073          12,392
     Other accrued expenses and current liabilities ..........         51,274         335,981
     Deferred revenue ........................................         20,467          19,976
                                                                 ------------    ------------
          Total current liabilities ..........................        813,664       1,039,732
                                                                 ------------    ------------

Commitments and Contingencies (Note 10)

Stockholders' Equity:
     Preferred stock - $0.001 par value; authorized, 5,000,000
       shares; issued and outstanding, 20,000 ................             20              20
     Common stock ............................................          1,013           1,013
     Additional paid-in-capital ..............................     88,725,694      88,725,694
     Deferred compensation ...................................           (428)         (1,460)
     Accumulated deficit .....................................    (88,722,911)    (88,425,787)
                                                                 ------------    ------------
          Total stockholders' equity .........................          3,388         299,480
                                                                 ------------    ------------
               Total .........................................   $    817,052    $  1,339,212
                                                                 ============    ============

               See notes to the consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEAR ENDED DECEMBER 31,
                                                                    2004           2003           2002
                                                                -----------    -----------    -----------
Service revenues ............................................   $   466,225    $   466,729    $   467,189
Software license revenues ...................................            --         37,427         49,831
                                                                -----------    -----------    -----------
     Total revenues .........................................       466,225        504,156        517,020
Costs and expenses:
  Cost of services (1) ......................................       390,676        504,656        700,065
  Engineering and development (1) ...........................            --          4,205      1,817,851
  Selling and marketing (1) .................................            --          6,119        721,957
  General and administrative (1) ............................       426,673      1,030,794      3,026,888
  Loss on the disposal of equipment .........................        21,910             --             --
  Equipment write-down ......................................            --             --        232,782
  Stock-based compensation expense ..........................         1,032         32,107        482,030
                                                                -----------    -----------    -----------
     Loss from operations ...................................      (374,066)    (1,073,725)    (6,464,553)
Interest income .............................................        81,967        117,781         80,151
Other expense ...............................................        (5,025)        29,300             --
                                                                -----------    -----------    -----------
Net loss ....................................................   $  (297,124)   $  (926,644)   $(6,384,402)
                                                                ===========    ===========    ===========

Net loss per share - basic and diluted ......................         (0.29)   $     (0.91)   $     (6.31)
Weighted average shares outstanding - basic and diluted .....     1,013,038      1,013,038      1,011,547

(1) Excludes stock-based compensation expense as follows:
    Cost of services ........................................   $        --    $        --    $    37,125
    Engineering and development .............................            --          1,798        182,618
    Selling and marketing ...................................            --             --         16,417
    General and administrative ..............................         1,032         30,309        245,870
                                                                -----------    -----------    -----------
                                                                $     1,032    $    32,107    $   482,030
                                                                ===========    ===========    ===========


              See notes to the consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     CONVERTIBLE                            ADDITIONAL
                                   PREFERRED STOCK        COMMON STOCK        PAID-IN        DEFERRED     ACCUMULATED
                                   SHARES    AMOUNT     SHARES      AMOUNT     CAPITAL     COMPENSATION     DEFICIT        TOTAL
                                  -------   -------  ----------    -------  ------------   -----------   ------------   -----------
Balance, January 1,2002 .........      --   $    --   1,000,075   $  1,000  $ 89,586,433   $(1,678,303)  $(81,114,741)  $ 6,794,389
  Issuance of 12,963 shares
    of common stock and warrants
    to purchased 5,556 shares of
    common stock at $14.31 per
    share for the purchase of
    fileTrust ...................      --        --      12,963         13       251,987            --             --       252,000
  Stock-based compensation ......      --        --          --         --    (1,178,297)    1,660,327             --       482,030
  Net loss ......................      --        --          --         --            --            --     (6,384,402)   (6,384,402)
                                  -------   -------  ----------    -------  ------------   -----------   ------------   -----------
Balance, December 31, 2002 ......      --        --   1,013,038      1,013    88,660,123       (17,976)   (87,499,143)    1,144,017
Issuance of convertible preferred
  stock, Series B                  20,000        20          --                   49,980                                     50,000
  Stock-based compensation ......      --        --          --         --        15,591        16,516             --        32,107
  Net loss ......................      --        --          --         --            --            --       (926,644)     (926,644)
                                  -------   -------  ----------    -------  ------------   -----------   ------------   -----------
Balance, December 31, 2003 ......  20,000        20   1,013,038      1,013   $88,725,694        (1,460)   (88,425,787)      299,480
  Stock-based compensation ......      --        --          --         --            --            --             --            --
   Stock options exercised ......      --        --          --         --            --         1,032             --         1,032
   Net loss ......................     --        --          --         --            --            --       (297,124)     (297,124)
                                  -------   -------  ----------    -------  ------------   -----------   ------------   -----------
Balance, December 31, 2004 ......  20,000   $    20   1,013,038   $  1,013  $ 88,725,694   $      (428)  $(88,722,911)  $     3,388
                                  =======   =======  ==========   ========  ============   ===========   ============   ===========


               See notes to the consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                                        2004            2003           2002
                                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................................   $  (297,124)   $  (926,644)   $(6,384,402)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation, amortization and equipment write-down ..........       147,132        301,309        831,612
    Loss on the disposal of equipment ............................        21,910             --             --
    Intangible assets impairment loss ............................        29,916             --             --
    Stock-based compensation .....................................         1,032         32,107        482,030

    Increase (decrease) in cash from the change in:
      Accounts receivable ........................................        14,769         (7,055)        21,699
      Prepaid expenses and other current assets ..................         1,625         97,035        100,993
      Accounts payable ...........................................        60,467        (35,740)       (65,796)
      Accrued compensation .......................................        (2,319)       (10,750)      (286,284)
      Other accrued expenses and current liabilities .............      (284,705)       115,659         78,698
      Deferred revenue ...........................................           491        (45,341)        52,258
                                                                     -----------    -----------    -----------
          Net cash used in operating activities ..................      (306,806)      (479,420)    (5,169,192)
                                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment ............................            --             --        (29,348)
Cash paid for fileTRUST assets ...................................            --             --       (175,000)
Cash paid for short and long-term investments ....................            --       (414,112)    (1,564,669)
Investment maturities ............................................       462,264        743,396        458,329
Interest receivable ..............................................       (20,786)        (1,873)        (9,057)
Other assets .....................................................         5,916         (5,916)         2,400
                                                                     -----------    -----------    -----------
          Net cash provided by (used in) investing activities ....       447,394        321,495     (1,317,345)
                                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of preferred shares ...............            --         50,000             --
                                                                     -----------    -----------    -----------
          Net cash provided by financing activities ..............            --         50,000             --
                                                                     -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ....................................................       140,588       (107,925)    (6,486,537)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR ...........................................................       317,444        425,369      6,911,906
                                                                     -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR ...........................   $   458,032    $   317,444    $   425,369
                                                                     ===========    ===========    ===========

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

     As shown in the consolidated financial statements, during each of the three years in the period ended December 31, 2004, the Company incurred net loss of $(297,124), $(926,644) and $(6,384,402), respectively. Cash used in operations during each of the three years in the period ended December 31, 2004 was $306,806 $479,420 and $5,169,192, respectively. These factors, among others, raise significant doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

     The Company has reduced its work force on four separate occasions since April 23, 2001 due to adverse economic conditions and the Company's need to conserve capital. At December 31, 2004 and 2003, the Company had two (2) employees, each working in a general and administrative capacity.

                         MANGOSOFT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary after the elimination of all significant intercompany balances.

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

     Investments - Investments in which the Company has the ability and positive intent to hold to maturity are carried at amortized cost. Investments and maturities of less than one year are classified as short-term investments.
     Concentration of Credit Risk - The Company maintains deposits in financial institutions, which occasionally exceed federally insured limits. Senior management continually reviews the financial stability of these institutions.

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

     Intangible Assets - Intangible assets consist of acquired technology, customer relationships and service marks (see Note 3). Amortization expense for the years ended December 31, 2004 and 2003 was approximately $110,000 and $120,000, respectively. As of December 31, 2004 these intangibles were determined by management to be permanently impaired and to have no future value. As a result they have been written off at December 31, 2004. The Company evaluates the carrying value of its intangible assets using anticipated cash flows to be generated by these assets over their useful lives. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the year ended December 31, 2003.

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

     Pursuant to the disclosure requirements of SFAS No. 148, the following table provides an expanded reconciliation for all periods presented that adds back to reported net loss the recorded expense under APB No. 25, deduct the total fair value expense under SFAS No. 123 and shows the reported and pro forma earnings per share amounts:

                                                                 2004           2003           2002
                                                             -----------    -----------    -----------
Net loss applicable to common stockholders, as reported ..      (297,124)   $  (926,644)   $(6,384,402)
Add back: stock-based compensation costs included
  in the determination of net loss applicable to common
  shareholders, as reported ..............................         1,032         32,107        482,030
Less: Stock-based compensation had all options
  been recorded at fair value ............................      (157,111)      (127,826)    (1,845,633)
                                                             -----------    -----------    -----------

Adjusted net loss ........................................   $  (453,203)   $(1,022,363)   $(7,748,005)
                                                             ===========    ===========    ===========

Weighted average shares outstanding, basic and diluted ...     1,013,038      1,013,038      1,011,547

Net loss per share, basic and diluted, as reported .......   $     (0.29)   $     (0.91)   $     (6.31)
                                                             ===========    ===========    ===========
Adjusted net loss per share, basic and diluted ...........   $     (0.45)   $     (1.01)   $     (7.66)
                                                             ===========    ===========    ===========

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

     Basic and diluted loss per common share are the same for 2004, 2003 and 2002 as potentially dilutive stock options totaling 117,652 in 2004, 79,689 in 2003 and 83,232 in 2002 have not been included in calculations of diluted net loss per common share available to common stockholders, as their inclusion would have been antidilutive.

     Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the years ended December 31, 2004, 2003 and 2002:

                                                                YEARS ENDED DECEMBER 31,
                                                                2004     2003     2002
                                                               ------  ------   --------
Cash paid for interest .....................................   $   --  $   --   $     --
Cash paid for income taxes .................................       --      --         --

NON CASH FINANCING ACTIVITIES:
  Fair value of common stock and warrants issued in
    connection with the purchase of the fileTRUST assets ...       --      --    252,000

                         MANGOSOFT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In November 2002, the EITF finalized its consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables, " which provides guidance on the method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The adoption of EITF 00-21 did not have a material impact on the Company's results of operations or financial position.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 will require identification of the Company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses or stands to gain from a majority of its expected returns. The interpretation is effective after January 31, 2003 for any VIE created after that date and is effective July 1, 2003 for VIEs created before February 1, 2003. The adoption of the FIN 46 did not have a material impact on the Company's results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities. " SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modifies after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's results of operations or financial position.

     In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple element arrangements, which was previously superceded by EITF 00-21 (see above). The adoption of SAB No. 104 did not have a material impact on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) which will be effective in the fourth quarter of fiscal 2005. SFAS 123R will result in the recognition of substantial compensation expense relating to our employee stock option plan. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards to its employees. Under this standard, the Company generally does not recognize any compensation related to stock option grants the Company issues under its stock option plans. Under the new rules, the Company is required to adopt a fair-value-based method for measuring the compensation expense related to employee stock options; this will lead to substantial additional compensation expense and therefore will have a material adverse effect on the Company's reported results of operations. The paragraph entitled Stock Based Compensation above provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during fiscal 2004, 2003 and 2002.

                         MANGOSOFT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   BUSINESS COMBINATION

     On February 11, 2002, the Company acquired the fileTRUST online data storage service and related assets from Bank of America (formerly FleetBoston) Financial Corporation ("Bank of America (formerly FleetBoston)"). Under the terms of the purchase, the Company paid $175,000 in cash, issued 12,963 shares (as restated for the 1-for-27 reverse stock split on March 7, 2003) of the Company's common stock and warrants to purchase 5,556 shares (as restated for the 1-for-27 reverse stock split on March 7, 2003) of the Company's common stock at an exercise price of $14.31 per share (as restated for the 1-for-27 reverse stock split on March 7, 2003). The aggregate fair value of the common stock was $182,000, which was based on the closing price of the Company's common stock on February 11, 2002. The aggregate fair value of the warrants was $70,000, which was determined using the Black-Scholes valuation model using the following assumptions: expected life of the warrants, 5 years; volatility, 127%; and the risk free interest rate, 4.25%.

     As part of the transaction, Bank of America (formerly FleetBoston) and the Company entered into a two-year enterprise license agreement for the internal use of fileTRUST by Bank of America (formerly FleetBoston). In addition, the two companies will continue to market fileTRUST under a cooperative marketing agreement. Under the terms of this cooperative marketing agreement, the Company is required to issue warrants to purchase its common stock to Bank of America (formerly FleetBoston) based on certain revenue targets, not to exceed 31,481 warrants over this two-year period. The 31,481 warrants have been accounted for as contingent consideration and will be recognized as additional purchase price as the revenue targets are achieved. No warrants were issued in 2004 or 2003 under the terms of the cooperative marketing agreement.

      The total aggregate consideration rendered for this transaction totaled approximately $427,000. The following presents the preliminary allocation of the purchase price:

Cash paid ......................................   $175,000
Fair value of common stock issued ..............    182,000
Fair value of warrants issued ..................     70,000
                                                   --------

Purchase price .................................   $427,000
                                                   ========

Software and acquired technology ...............   $329,000
Computer equipment .............................     54,000
Other identifiable intangible assets ...........     44,000
                                                   --------
                                                   $427,000
                                                   ========

     The software and acquired technology represents the fileTRUST operating software that has reached technological feasibility and has future economic value. The other identifiable intangible assets are comprised of customer relationships and the fileTRUST service mark. The computer equipment was being depreciated over its estimated useful lives, generally not to exceed three years. The software and acquired technology was being amortized over three years. The computer equipment and software were transferred to Builtright Networks, Inc. in September 2004. The net book value of these assets was $21,911 on the date of transfer. This amount has been reported in the 2004 statement of operations as loss on disposal of equipment. The other identifiable intangible assets have indefinite lives and were not being amortized but were subject to an impairment analysis in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." These intangible assets were determined by management to be permanently impaired and were written off at December 31, 2004.

     The operations of the fileTRUST assets prior to the acquisition were not material to the Company's financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  INVESTMENTS

     Investments in held-to-maturity debt securities are carried at amortized costs and are as follows at December 31, 2004 and 2003:

                                                                          INTEREST    TOTAL
                           2004                                  COST    RECEIVABLE   VALUE
                           ----                                --------   --------   --------
Corporate notes, 12.0%, issued October 31, 2002,
  maturity date, April 15, 2005 ............................   $142,139   $    702   $142,841
Corporate notes, 12.0%, issued December 15, 2002,
  maturity date, April 15, 2005 ............................     81,222        400     81,622
Corporate notes, 12%, issued at various dates in 2002,
maturity dates vary in 2004 (collected in 2005).............    100,489     21,556    122,045
                                                               --------   --------   --------
     Total short-term held-to-maturity investments .........   $323,850   $ 22,658   $346,508
                                                               ========   ========   ========

                                                                          INTEREST    TOTAL
                           2003                                  COST    RECEIVABLE   VALUE
                           ----                                --------   --------   --------
Corporate notes, 12.0%, issued October 31, 2002,
  maturity date, April 15, 2005 (current portion) ..........   $150,000   $    454   $150,454
Corporate notes, 12.0%, issued December 15, 2002,
  maturity date, April 15, 2005 (current portion) ..........    120,000        363    120,363
Corporate notes, 15.0%, issued December 26, 2002,
  maturity date, December 25, 2004 .........................     64,826        426     65,252
Corporate notes, 12.0%, issued at various dates in 2002,
  maturity dates vary in 2004 ..............................    255,430         --    255,430
Corporate notes, 12.0%, issued December 26, 2002,
  maturity date, December 25, 2004 .........................     15,857         83     15,940
                                                               --------   --------   --------
     Total short-term held-to-maturity investments .........   $606,113   $  1,326   $607,439
                                                               ========   ========   ========

Corporate notes, 12.0%, issued December 15, 2002,
  maturity date, April 15, 2005 (long-term portion) ........   $100,000   $    303    100,303
Corporate notes, 12.0%, issued October 31, 2002,
  maturity date, April 15, 2005 (long-term portion) ........     80,000        244     80,244
                                                               --------   --------   --------
Total long-term held-to-maturity investments ...............   $180,000   $    547   $180,547
                                                               ========   ========   ========

     The secured corporate notes have been executed between the Company and several privately-held companies, each of which are related parties (see Note
11). The notes are secured by certain collateral pursuant to each note agreement and certain guarantees by the respective corporations. The 12.0% corporate notes with varying maturity dates in 2004 are carried at cost due to the uncertainty of their interest payment. The principal on these notes is collateralized by the debtor's receivables. These notes were fully collected in January 2005.

                         MANGOSOFT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2003 consists of the following:

                                                                  2003

            Computer equipment .............................   $ 878,295
            Furniture and fixtures .........................      96,319
            Leasehold improvements .........................          --
                                                               ---------
                 Total .....................................     974,614

            Accumulated depreciation and loss on disposal of
              equipment ....................................    (915,849)
                                                               ---------
                 Property and equipment - net ..............   $  58,765
                                                               =========


     During the year ended December 31, 2004, the Company relocated its outsourced data centers and changed its billable service's infrastructure configuration. Certain computer hardware, related equipment and leasehold requirements used to operate these services were no longer necessary and were disposed of. The loss of $21,910 was charged to operations during the year ended December 31, 2004. Depreciation expense charged to operations was $36,853 in 2004.

6.  INCOME TAXES

     The Company has federal and state tax net operating loss carryforwards available for future periods of approximately $72,500,000. The federal tax net operating loss carryforwards expire beginning in 2010, and state tax net operating loss carryforwards began expiring in 2000. As a result of the changes in the ownership of the Company, there may be limitations on the amounts of net operating loss carryforwards that may be utilized in any one year. The Company also has research and development credits for federal and state tax purposes of approximately $1,548,000 and $1,118,000, respectively, which expire beginning in 2011.

     The tax effect of significant items comprising the Company's deferred tax assets at December 31, 2004 and 2003 are as follows:

                                                       2004             2003
                                                   ------------    ------------
          Deferred tax assets:
            Net operating loss carryforwards ...   $ 28,854,000    $ 28,402,000
            Stock-based compensation ...........      1,339,000       2,212,000
            Research and development credits ...      2,664,000       2,664,000
            Depreciation and amortization ......             --         295,000
            Organization costs and software ....             --          18,000
            Accrued vacation ...................             --           1,000
                                                   ------------    ------------
                                                     32,857,000      33,592,000
          Valuation allowance ..................    (32,857,000)    (33,592,000)
                                                   ------------    ------------
             Net deferred tax assets ...........   $         --    $         --
                                                   ============    ============

                         MANGOSOFT, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  INCOME TAXES (CONTINUED)

     The Company believes that uncertainty exists with respect to future realization of the deferred tax assets and has established a valuation allowance for the full amount as of December 31, 2004 and 2003.

     A reconciliation between the amount of income tax determined by applying the applicable U.S. statutory tax rate to the pre-tax loss is as follows:

                                                        2004     2003     2002

Federal statutory rate..............................     34%      34 %     34 %
State tax, net of federal impact....................      6        6        6
Provision for valuation allowance on deferred
  tax assets........................................    (40)     (40)     (40)
                                                        ----     ----     ----
Effective tax rate..................................     -- %     -- %     -- %
                                                        ====     ====     ====

7.   STOCKHOLDERS' EQUITY

     Preferred stock - At December 31, 2004 the Company had 5,000,000 authorized shares of preferred stock, $0.001 par value, of which 20,000 were issued and outstanding. On July 24, 2003, the Company issued 20,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock") to two significant shareholders for $50,000, one of which is the Company's former co-chairman of the board. The Preferred Stock has no stated dividend rate. Each share of Preferred Stock is convertible into one share of common stock at the option of the holder. In addition to the convertible features of this private placement, the holders of the Preferred Stock are entitled to twenty-five votes per share of Preferred Stock on any matter brought to a vote of shareholders.

     Common Stock - On March 7, 2003, the Company completed its 1-for-27 reverse stock split. As a result of this reverse stock split, the Company's authorized shares of common stock decreased to 3,703,704, of which 1,013,038 were issued and outstanding at December 31,2004. All common shares and price per share described in this note have been restated to reflect the 1-for-27 reverse stock split on March 7, 2003. At December 31, 2002, the Company had 100,000,000 authorized shares of common stock, $0.001 par value per share, of which 27,352,033 were issued and outstanding

         On March 11, 2003, the Board of Directors of MangoSoft, Inc. declared a dividend distribution of one right (a "Right") to purchase one-tenth of a share of common stock, $0.001 par value, of the Company for each share of common stock, payable to stockholders of record on March 18, 2003. The Board of Directors also authorized and directed the issuance of one Right with respect to each common share issued thereafter until the distribution date (as defined in the Rights Agreement) and, in certain circumstances, with respect to common shares issued after the distribution date. Except as set forth in the Rights Agreement, each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one-tenth of a common share at a price of $250 per whole common share, subject to adjustment, as amended. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Interwest Transfer Co., Inc., as Rights Agent, dated as of March 14, 2003, as amended.

                         MANGOSOFT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  STOCK OPTION PLAN

     In connection with the Merger, MangoSoft Corporation's 1995 Stock Option Plan was terminated and the Company adopted the 1999 Incentive Compensation Plan (the "Plan"). As amended, the Plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of December 31, 2004, there were 186,052 remaining options available under the Plan.

     As discussed in Note 2, the Company accounts for stock options granted to employees in accordance with APB No. 25. Options granted in 1999 included stock appreciation rights ("SARs") that permit the employee to receive the appreciation in shares of common stock in lieu of exercising the option. At December 31, 2004, 2003 and 2002, there were 40,874, 42,086 and 99,393 outstanding options, respectively, to purchase the Company's common stock that included SARs. Under APB No. 25, SARs are accounted for as variable awards.

     On April 3, 2001, the Company's Board of Directors resolved to reprice options to purchase 95,710 shares of the Company's common stock. The options were originally issued between October 1999 and December 2000 and had exercise prices ranging from $50.76 to $135.00 per share. The exercise price for these options was reduced to $27.81, the closing market value of the Company's common stock as of the repricing date. The repriced options are now accounted for as variable awards, similar to the SARs. At December 31, 2004, 2003 and 2002, there were 26,222, 27,627 and 76,340 outstanding options, respectively, to purchase the Company's common stock that were repriced and subject to variable plan accounting.

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

      On July 24, 2003, the Company amended its outstanding and vested stock options granted to its Chief Executive Officer. Vested and outstanding options to purchase 22,222 and 14,815 shares of the Company's common stock at $27.81 and $33.75 per share, respectively, were cancelled. The Company granted its Chief Executive Officer options to purchase 37,037 shares of its common stock at an exercise price of $1.00 per share. The newly granted options are completely vested. The Company recognized $29,253 in stock-based compensation expense relating to this pricing in 2003.

     In 2000, the Company granted employees 94,930 options to purchase its common stock at prices less than the current market price of its common stock on the grant date. Stock-based compensation of $1,032, $2,854 and $482,030 is included in the Company's 2004, 2003 and 2002 results of operations in connection with these grants, respectively.

     There were no such grants made in 2004, 2003 or 2002. The fair value of the stock options awarded to non-employees is calculated using the Black-Scholes option-pricing model.

                         MANGOSOFT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  STOCK OPTION PLAN (CONTINUED)

     Stock option activity, including options granted under the predecessor 1995 Stock Option Plan, was as follows:

                                                         WEIGHTED
                                           NUMBER OF     EXERCISE    AVERAGE
                                            OPTIONS        PRICE    FAIR VALUE
                                            --------    ---------   ----------
Outstanding at January 1, 2002 ..........    209,412    $   76.95
  Granted ...............................         --           --
  Exercised .............................         --           --
  Forfeited .............................   (126,180)       34.56
                                           ---------
Outstanding at December 31, 2002 ........     83,232        35.64
  Granted ...............................     37,037         1.00   $    1.58
  Exercised .............................         --           --
  Forfeited .............................    (40,580)       30.23
                                           ---------
Outstanding at December 31, 2003 ........     79,689        22.31
  Granted ...............................     37,963         4.05   $    4.04
  Exercised .............................         --           --
  Forfeited .............................     (7,407)       67.50
                                           ---------
Outstanding at December 31, 2004 ........    110,245    $   12.99
                                           =========

Exercisable at December 31, 2004 ........    110,245
Exercisable at December 31, 2003 ........     75,910
Exercisable at December 31, 2002 ........     76,245

                           OPTIONS OUTSTANDING
                        ------------------------                                        OPTIONS EXERCISABLE
                                                      WEIGHTED AVERAGE        ----------------------------------------
  NUMBER OF OPTIONS     RANGE OF EXERCISE PRICES    REMAINING LIFE (IN        WEIGHTED AVERAGE        NUMBER CURRENTLY
                                                           YEARS)              EXERCISE PRICE           EXERCISABLE
  -----------------     ------------------------    -------------------       ----------------        ----------------
        38,518              $ 0.27 to $ 1.00                6.5                   $  0.97                  38,518
        30,060             $ 27.81 to $ 33.75               6.1                   $ 32.96                  30,060
         3,704                   $ 67.50                    6.2                   $ 67.50                   3,704
        37,963                   $ 4.05                     9.5                   $  4.04                  37,963
       -------                                                                                            -------
       110,245                                                                                            110,245
       =======                                                                                            =======

                         MANGOSOFT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  STOCK OPTION PLAN (CONTINUED)

     The fair value of options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model are as follows:

                                                     2004       2003      2002
                                                     ----       ----      ----
Risk-free interest rate...........................   4.47 %      3.0%    4.25 %
Expected life of option grants....................  10 years   2 years   5 years
Expected volatility of underlying stock...........    188 %     179 %     127 %


9.  RETIREMENT SAVINGS PLAN

     The Company adopted a savings plan for its employees pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate and the plan allows a deferral ranging from a minimum 1% to the maximum percentage of compensation permitted by law. The Company may, at the discretion of the Board of Directors, make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company did not make any contribution in 2004, 2003 or 2002.

10.  COMMITMENTS AND CONTINGENCIES

     The Company has cancelled its operating lease for office space in November 2004. Total rent expense was approximately $23,000, $101,000 and $453,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Company has been, and expects to continue to be, subject to legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position, results of operations or its cash flows.

11.  RELATED PARTY TRANSACTIONS

     Investments - During 2003 and 2002, the Company issued approximately $414,000 and $1,565,000, respectively in several secured corporate notes receivable accruing interest at 12.0% to 15.0% per annum to companies who are beneficially owned by two stockholders. Approximately $462,000, $743,000 and $458,000 was repaid to the Company in 2004, 2003 and 2002 as some of the corporate notes matured. See Note 4.

     Private Placement - In July 2003, the Company issued 20,000 shares of its Class B Convertible Preferred Stock to two related parties for $50,000. See Note 7.

12.  GEOGRAPHIC SALES INFORMATION AND MAJOR CUSTOMERS

     The Company generates the majority of its revenues from the sale of its products and services in North America. All of the Company's 2004, 2003 and 2002 revenues were generated from sales to North American customers.

     One customer accounted for approximately 35% of our 2004 net revenues. Two customers accounted for approximately 52% of our 2003 net revenues. Three customers accounted for approximately 76% of our 2002 revenues.