Form 10QSB
period 2005-03-31
MANGOSOFT INC
filed 2005-05-13
CIK 947969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the Quarterly Period Ended March 31, 2005

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934.

             For the Transition Period From __________ To _________

                        Commission File Number: 000-30781


                                 MANGOSOFT, INC.
        (Exact name of small business issuer as specified in its charter)


           Nevada                                          87-0543565
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


          12 Technology Way
              Nashua, NH                                      03060
(Address of principal executive offices)                   (Zip code)

                    Issuer's telephone number: (603) 324-0400

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock 1,013,038 Shares $0.001 Par Value (Outstanding on May 13, 2005)


    Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                         MANGOSOFT, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB


                                                                           Page
PART I.  FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements (unaudited):

Balance Sheets as of March 31, 2005 and December 31, 2004.................... 3
Statements of Operations for the Three Months Ended March 31, 2005
  and 2004................................................................... 4
Statements of Cash Flows for the Three Months Ended March 31, 2005
  and 2004................................................................... 5
Notes to Unaudited Condensed Consolidated Financial Statements............... 6

ITEM 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 8

ITEM 3 - Controls and Procedures.............................................15


PART II.          OTHER INFORMATION

ITEM 1 - Legal Proceedings...................................................16
ITEM 6 - Exhibits and Reports on Form 8-K....................................17

Signature....................................................................18
Officer Certification........................................................19

                         MANGOSOFT, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31,      December 31,
                                                                    2005            2004
                                                                ------------    ------------
                                                                (Unaudited)
                               ASSETS
Current Assets:
     Cash and cash equivalents ..............................   $    636,385    $    458,032
     Short-term investments .................................         89,709         346,506
     Accounts receivable ....................................         12,600          12,512
                                                                ------------    ------------
          Total assets ......................................        738,694         817,052
                                                                ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable .......................................   $    732,697    $    731,850
     Accrued compensation ...................................          4,029          10,073
     Other accrued expenses and current liabilities .........         61,721          51,274
     Deferred revenue .......................................          4,675          20,467
                                                                ------------    ------------
          Total current liabilities .........................        803,122         813,664
                                                                ------------    ------------

Commitments and contingencies

Stockholders' Equity (Deficit):
      Preferred stock- $.001 par value; authorized, 5,000,000
      shares; issued and outstanding, 20,000 ................             20              20
     Common stock ...........................................          1,013           1,013
     Additional paid-in capital .............................     88,725,694      88,725,694
     Deferred compensation ..................................             --            (428)
     Accumulated deficit ....................................    (88,791,155)    (88,722,911)
                                                                ------------    ------------
          Total stockholders' equity (deficit) ..............        (64,428)          3,388
                                                                ------------    ------------
               Total ........................................   $    738,694    $    817,052
                                                                ============    ============

     See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended March 31,
                                                                2005           2004
                                                            -----------    -----------
                                                                (Unaudited)
Service revenues ........................................   $    99,379    $   124,296
                                                            -----------    -----------

Costs and expenses:
  Cost of services ......................................        66,718        113,820
  General and administrative (1) ........................       107,790        177,472
  Stock-based compensation expense ......................           428            258
                                                            -----------    -----------
     Loss from operations ...............................       (75,557)      (167,254)
Interest income .........................................         7,315         22,923
                                                            -----------    -----------
Net loss ................................................   $   (68,242)   $  (144,331)
                                                            ===========    ===========

Net loss per share  - basic and diluted .................   $     (0.06)   $     (0.14)
Weighted average shares outstanding - basic and diluted .     1,013,038      1,013,038

(1) Excludes stock-based compensation expense as follows:

      General and administrative ........................   $       428    $       258



     See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended March 31,
                                                           2005         2004
                                                        ---------    ---------
                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................   $ (68,242)   $(144,331)
Adjustments to reconcile net loss to net cash used by
  operating activities:
    Depreciation and amortization ...................          --       40,313
    Stock-based compensation ........................         428          258
    Increase (decrease) in cash from the change in:
      Accounts receivable ...........................         (88)        (967)
      Prepaid expenses and other current assets .....          --         (799)
      Accounts payable ..............................         847        3,910
      Accrued compensation ..........................      (6,044)       6,460
      Other accrued expenses ........................      10,447       (7,663)
      Deferred revenue ..............................     (15,792)      (5,122)
                                                        ---------    ---------
          Net cash used in operating activities .....     (78,444)    (107,941)
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment maturities ...............................     235,908      153,806
Interest receivable .................................      20,889      (13,437)
Refund of security deposits  ........................          --          850
                                                        ---------    ---------
          Net cash provided by investing activities .     256,797      141,219
                                                        ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...........     178,353       33,278
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD ............................................     458,032      317,444
                                                        ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............   $ 636,385    $ 350,722
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

     The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

     As shown in the unaudited condensed consolidated financial statements, during the three months ended March 31, 2005 and 2004, the Company incurred net losses of $(68,242) and $(144,331), respectively. Cash used in operations during the three months ended March 31, 2005 and 2004 was $78,444 and $107,941, respectively. These factors, among others, raise significant doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

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

     For the three months ended March 31, 2005 and 2004, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.


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

4.   STOCK-BASED COMPENSATION

     The Company currently has one stock-based compensation plan, which is described more fully in Note 8 in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2004, as filed on March 28, 2005. As amended, this plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of March 31, 2005, there were 186,052 remaining options available under this plan.

     The following table illustrates the effect on net loss and net loss per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

                                                           For the Three Months Ended March 31,
                                                                  2005           2004
                                                              -----------    -----------
Net loss as reported ......................................   $   (68,242)   $  (144,331)
Add back stock-based compensation included in the
  determination of net loss as reported ...................           428            258
Less stock-based compensation had all options been recorded
  At fair value ...........................................        (1,243)       (29,283)
                                                              -----------    -----------

Adjusted net loss .........................................   $   (69,057)   $  (173,356)
                                                              ===========    ===========

Weighted average shares outstanding, basic and diluted ....     1,013,038      1,013,038

Net loss per share, basic and diluted, as reported ........   $     (0.06)   $     (0.14)
                                                              ===========    ===========

Adjusted net loss per share, basic and diluted ............   $     (0.07)   $     (0.17)
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

     FileTRUST(SM) is an online data storage service we purchased from Bank of America (formerly FleetBoston) in February 2002 for approximately $427,000, of which $175,000 was paid in cash and the balance in our common stock and warrants to purchase our common stock at $14.31 per share. FileTRUST(SM) users can access their stored files from any Internet-connected system. The fileTRUST(SM) service complements our Mangomind(SM) service by providing customers with a lower cost online storage system. In conjunction with our purchase of fileTRUST(SM), we executed a two-year enterprise license agreement with Bank of America (formerly FleetBoston) for the internal use of fileTRUST(SM) by Bank of America (formerly FleetBoston), which expired in February 2004. Bank of America (formerly FleetBoston) terminated its license agreement with us in September 2004. We are actively seeking new business opportunities to replace this lost revenue. If we are unable to replace this revenue, our operations may be adversely affected. We have instituted cost reductions to lessen the adverse effects of this loss of revenue, including restructuring our business relationships with key vendors such as Built Right Networks.

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

     Investments - At March 31, 2005, we have approximately $89,000 invested in one high-yield, secured corporate note with related parties to better maximize our rate of return on our cash. These investments represent a significant portion of our total assets at March 31, 2005. These investments are classified as held-to-maturity and are carried at their amortized cost. Investments and maturities of less than one year are classified as short-term investments.

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

     Other Operating Expenses - Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At March 31, 2005, there were no full time employees performing selling and marketing activities. Effective April 1, 2005, we have outsourced our general and administrative personnel activities to Built Right Networks. Our remaining one employee is performing some general and administrative activities.

     Reduction in Force - We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At March 31, 2005, we had one employee working in a general and administrative capacity.

Results of Operations - Three Months Ended March 31, 2005 and 2004

     Revenues for the three months ended March 31, 2005 decreased $24,917 or approximately 20% to $99,379 from $124,296 for the comparable period in 2004. The decrease in our revenues was due to a $24,917 decrease in software license revenue. No customer accounted for more than 10% of our revenues for the period ended March 31, 2005. One customer, Bank of America (formerly FleetBoston) represented more than 40% of our revenues for the three-month period ended March 31, 2004. In September 2004, we were notified by Bank of America (formerly FleetBoston) that it had terminated its February 2002 enterprise license agreement with us. We are investigating options to replace the loss of this revenue.

     We recognized $91,103 from the sale of our Mangomind(SM) service and $8,276 from the sale of our fileTRUST(SM) service during the three months ended March 31, 2005. During the comparable period in 2004, we recognized $58,852 from the sale of our Mangomind(SM) service, $65,444 from the sale of our fileTRUST(SM) service.

Cost of services for the three months ended March 31, 2005 decreased $47,102 or approximately 41% to $66,718 compared to $113,820 for the comparable period in 2004. The decrease in the cost of delivering our services was primarily a result of our continued reductions and our switch to a lower cost data center. In response to our loss of Bank of America (formerly FleetBoston) as a customer, we have instituted cost reductions to lessen the adverse effects of the loss of the Bank of America (formerly FleetBoston) revenues, including restructuring our business relationships with key vendors such as Built Right Networks.

     For the three-month period ended March 31, 2005, general and administrative expenses decreased $69,682 or approximately 39% to $107,790 compared with $177,472 for the comparable period in 2004. The decrease in operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the three-month period ended March 31, 2005, we reduced our workforce to one (1) full-time employee working in a general and administrative capacity.

     Stock-based compensation expense of $428 was recorded for the three-month period ended March 31, 2005 compared to $258 for the comparable period in 2004. The increase in this expense was primarily attributable to the decrease in the number of outstanding employee stock options subject to compensation expense as well as the decline in the market price of our common stock and its effect on employee stock options accounted for as variable awards (see note 4 to the condensed consolidated financial statements).

     Our loss from operations decreased $91,697 to $75,557 for the three-month period ended March 31, 2005 compared with a loss from operations of $167,254 for the comparable period in 2004 as a result of the above factors.

       Interest income decreased $15,608 to $7,315 for the three months ended March 31, 2005 compared to $22,923 for the three months ended March 31, 2004. Our cash balances available for investment have decreased period over period, however we have invested approximately $89,000 in a high-yield, secured corporate note that deliver greater returns than our pervious interest-bearing cash accounts.

Financial Condition, Liquidity and Capital Resources

     We were formed in June 1995 and since our formation have raised approximately $74,250,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended on loans from stockholders and directors and credit from suppliers to meet our interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At March 31, 2005, approximately $803,000 in additional financing was provided through accounts payables, accrued expenses and other trade credit, a significant portion of which is past due.


     At March 31, 2005, we had a cash balance of approximately $636,000 and a working capital deficiency of approximately $64,000. We do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements filed on Form 10-KSB for the period ended December 31, 2004, as reported to the Securities and Exchange Commission.

     At March 31, 2005, we had approximately $89,000 invested in a high-yield short-term investment with related parties. At March 31, 2005, one corporate note receivable totaling approximately $89,000 was due from Unicrown Partners LLC, a privately-held company in which Selig Zises and Jay Zises are members. Selig Zises and Jay Zises are stockholders of MangoSoft, Inc. Selig Zises was the former co-chairman of our Board of Directors. Investments in high-yield securities pose higher risks than investments in lower-yield securities, including the risk of total loss.

    We did not make any capital expenditures during the three months ended March 31, 2005.

    We have significantly modified our operations and reduced our work force on four separate occasions since April 2001. We currently have one (1) employee working in a general and administrative capacity. We outsource the management of our billable services infrastructure, software code base, customer support and reseller channel management to Built Right Networks for approximately $21,000 per month, under a September 30, 2002 agreement, which can be cancelled with a ninety (90) day notice.

     Unless we can generate significant on-going revenue, we will need additional sources of equity or debt financing. Although we have been successful in raising past financing, there can be no assurances that additional financing will be available to us on commercially reasonable terms, or at all.

     As shown in the unaudited condensed consolidated financial statements, during the three months ended March 31, 2005 and 2004, we incurred net losses of $68,242 and $144,331, respectively. Cash used in operations during the three months ended March 31, 2005 and 2004 was $78,444 and $107,941, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any commercial commitments or off-balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements filed on Form 10-KSB for the period ended December 31, 2004, as reported to the Securities and Exchange Commission.

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating
Losses.

     We have a history of substantial operating losses and an accumulated deficit of $88,791,155 as of March 31, 2005. For the three months ended March 31, 2005 and the year ended December 31, 2004, our losses from operations were $75,557 and $374,066, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Our High-Yield Investments Could Become Impaired.

     We have approximately $89,000 invested in a high-yield, secured corporate note with related parties. These investments represent a significant portion of our total assets at March 31, 2005. Investments in high-yield corporate notes entail a higher risk of delinquency or even complete loss. No assurance can be given that we will not experience any losses or that our debtors will timely remit on the maturity of these notes. If we experience any loss or impairment on these investments, our business, financial condition and results of operations will be materially and adversely affected.

Our Performance Depends On Market Acceptance Of Our Products.

     We expect to derive a substantial portion of our future revenues from the sales of Mangomind(SM) and fileTRUST(SM). Due to our small size and need to conserve capital, our selling and marketing activities for these products and services is limited. If markets for our products fail to develop, develop more slowly than expected, are subject to substantial competition or react negatively to Bank of America's (formerly FleetBoston) termination of its February 2002 enterprise license agreement with us, our business, financial condition and results of operations will be materially and adversely affected.


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

SEC Rules Concerning Sales Of Low-Priced Securities May Hinder Re-Sales Of Our Common Stock

     Because our common stock has a market price that is less than ten dollars per share, our common stock is not listed on an exchange or quoted on Nasdaq and is traded on the OTC Bulletin Board. Brokers and dealers who handle trades in our common stock are subject to certain SEC disclosure rules when effecting trades in our common stock, including disclosure of the following: the bid and offer prices of our common stock, the compensation of the brokerage firm and the salesperson handling a trade and legal remedies available to the buyer. These requirements may hinder re-sales of our common stock and may adversely affect the market price of our common stock.

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

We Have Limitations On The Effectiveness Of Our Internal Controls.

     We have one full-time employee engaged in general and administrative capacities. A complete set of internal controls is not possible in an organization of this size. Management does not expect that its disclosure controls or its internal controls will prevent all errors and intentional misrepresentations. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the organization have been detected.

ITEM 3.   CONTROLS AND PROCEDURES

         We have significantly reduced our work force on several occasions during 2001 and 2002. At March 31, 2005 we had one (1) employee, Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

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

         There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 (b)  Reports on Form 8-K:

         There were no notifications filed on Form 8-K during the three months ended March 31, 2005.

                                    SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2005                       MANGOSOFT, INC.

                                    /s/ DALE VINCENT
                                    ---------------------------------------
                                        Dale Vincent
                                        Chief Executive Officer
                                        (Principal Financial and Accounting
                                        Officer)