Form 10QSB
period 2005-06-30
MANGOSOFT INC
filed 2005-08-12
CIK 947969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the Quarterly Period Ended June 30, 2005

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

       Common Stock                                1,013,038 Shares
      $0.001 Par Value                    (Outstanding on August 12, 2005)


    Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                         MANGOSOFT, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB


                                                           Page
PART I.  FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements (unaudited):

Balance Sheets as of June 30, 2005 and December 31, 2004....................................................3
Statements of Operations for the Three Months Ended June 30, 2005 and 2004..................................4
Statements of Operations for the Six Months Ended June 30, 2005 and 2004....................................5
Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004....................................6
Notes to the Condensed Consolidated Financial Statements....................................................7

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations..............9

ITEM 3 - Controls and Procedures...........................................................................17

PART II.          OTHER INFORMATION

ITEM 1 - Legal Proceedings.................................................................................18
ITEM 6 - Exhibits..........................................................................................19

Signature..................................................................................................20
Officer Certification......................................................................................21


    See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           June 30,       December 31,
                                                             2005             2004
                                                             ----             ----
                                                         (Unaudited)
                               ASSETS
Current Assets:
     Cash and cash equivalents .......................   $    645,869    $    458,032
     Short-term investments ..........................          3,538         346,508
     Accounts receivable .............................          9,427          12,512
                                                         ------------    ------------
          Total current assets .......................   $    658,834    $    817,052
                                                         ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                    (DEFICIT)

Current Liabilities:
     Accounts payable ................................   $    742,415    $    731,850
     Accrued compensation ............................          7,009          10,073
     Other accrued expenses and current liabilities ..         39,010          51,274
     Deferred revenue ................................             --          20,467
                                                         ------------    ------------
          Total current liabilities ..................        788,434         813,664
                                                         ------------    ------------

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock-$.001 par value; authorized, 5,000,000
 shares; issued and outstanding, 20,000 ..............             20              20
Common stock .........................................          1,013           1,013
     Additional paid-in capital ......................     88,725,694      88,725,694
     Deferred compensation ...........................             --            (428)
     Accumulated deficit .............................    (88,856,327)    (88,722,911)
                                                         ------------    ------------
          Total stockholders' equity (deficit) .......       (129,600)          3,388
                                                         ------------    ------------
               Total .................................   $    658,834    $    817,052
                                                         ============    ============

     See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months Ended June 30,
                                                                2005             2004
                                                                ----             ----
                                                            (Unaudited)
Service revenues ........................................   $     79,861    $    133,269
                                                            ------------    ------------

Costs and expenses:
  Cost of services ......................................         67,892          99,149
  General and administrative (1) ........................         80,792         148,434
  Stock-based compensation expense ......................             --             258
                                                            ------------    ------------

     Loss from operations ...............................        (68,823)       (114,572)
Interest income .........................................          3,653          15,406
                                                            ------------    ------------
Net loss ................................................   $    (65,170)   $    (99,166)
                                                            ============    ============

Net loss per share  - basic and diluted .................   $      (0.06)   $      (0.10)
Weighted average shares outstanding - basic and diluted .      1,013,038       1,013,038

(1) Excludes stock-based compensation expense as follows:
      General and administrative ........................   $         --    $        258


    See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Six Months Ended June 30,
                                                                2005            2004
                                                            ------------    ------------
                                                                   (Unaudited)
Service revenues ........................................   $    179,240    $    257,565
                                                            ------------    ------------

Costs and expenses:
  Cost of services ......................................        134,610         212,969
  General and administrative (1) ........................        188,582         325,906
  Stock-based compensation expense ......................            428             516
                                                            ------------    ------------
     Loss from operations ...............................       (144,380)       (281,826)
Interest income .........................................         10,968          38,329
                                                            ------------    ------------
Net loss ................................................   $   (133,412)   $   (243,497)
                                                            ============    ============

Net loss per share  - basic and diluted .................   $      (0.13)   $      (0.24)
Weighted average shares outstanding - basic and diluted .      1,013,038       1,013,038

(1) Excludes stock-based compensation expense as follows:
      General and administrative ........................   $        428    $        516




    See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Six Months Ended June 30,
                                                            2005            2004
                                                        ------------    ------------
                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................       (133,412)   $   (243,497)
Adjustments to reconcile net loss to net cash used by
  operating activities:
    Depreciation and amortization ...................             --          80,014
    Stock-based compensation ........................            428             516
    Increase (decrease) in cash from the change in:
      Accounts receivable ...........................          3,085          (4,795)
      Prepaid expenses and other current assets .....             --             447
      Accounts payable ..............................         10,565          81,324
      Accrued compensation ..........................         (3,064)          1,049
      Other accrued expenses ........................        (12,268)        (91,540)
      Deferred revenue ..............................        (20,467)         (9,400)
                                                        ------------    ------------
          Net cash used by operating activities .....       (155,133)       (185,882)
                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment maturities ...............................        321,446         168,507
Interest receivable .................................         21,524          (1,630)
Return of security deposit ..........................             --             850
                                                        ------------    ------------
          Net cash provided by investing activities .        342,970         167,727
                                                        ------------    ------------

NET INCREASE (DECREASE)IN CASH AND CASH
EQUIVALENTS .........................................        187,837         (18,155)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD ............................................        458,032         317,444
                                                        ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............   $    645,869    $    299,289
                                                        ============    ============







    See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

     MangoSoft, Inc. and subsidiary (the "Company") has developed Internet business software and services that improve the utility and effectiveness of Internet-based business applications. The Company's software solutions address the networking needs of small businesses, workgroups and large enterprises. The Company is engaged in a single operating segment of the computer software industry.

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

     As shown in the unaudited condensed consolidated financial statements, during the six months ended June 30, 2005 and 2004, the Company incurred net losses of $133,412 and $243,497 respectively. Cash used in operations during the six months ended June 30, 2005 and 2004 was $155,133 and $185,882, respectively. These factors, among others, raise significant doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

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

     For the six months ended June 30, 2005 and 2004, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.


3.   REVENUE RECOGNITION

        The Company records revenue upon delivery if pervasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. Revenue for sales to distributors is recognized upon sales to end-users. Service revenue is recognized as services are performed.

          In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which superseded SAB 101, "Revenue Recognition in Financial

      Statements" and Emerging Issues Task Force Extract No. 00-21, "Revenue Arrangements with Multiple Deliverables." The adoption of SAB No. 104 did not have a material impact on the Company's results of operations or financial position.

4.    STOCK-BASED COMPENSATION

     The Company currently has one stock-based compensation plan, which is described more fully in Note 8 in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2004, as filed on March 28, 2005. As amended, this plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of June 30, 2005, there were 186,052 remaining options available under this plan.

      The following table illustrates the effect on net loss and net loss per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

                                                    Three Months Ended              Six Months Ended
                                                         June 30,                        June 30,
                                                   2005            2004            2005            2004

Net loss as reported ......................   $    (65,170)   $    (99,166)   $   (133,412)   $   (243,497)
Add back stock-based compensation
  included in the determination of net loss
  as reported .............................             --             258             428             516
Less stock-based compensation had all
  options been recorded at fair value .....        (29,283)         (1,243)        (58,566)             --
                                              ------------    ------------    ------------    ------------

Adjusted net loss .........................   $    (94,453)   $   (128,191)   $   (134,227)   $   (301,547)
                                              ============    ============    ============    ============

Weighted average shares outstanding,
  basic and diluted .......................      1,013,038       1,013,038       1,013,038       1,013,038

Net loss per share, basic and diluted,
  as reported .............................   $      (0.06)   $      (0.10)   $      (0.13)   $      (0.24)
                                              ============    ============    ============    ============

Adjusted net loss per share, basic and
  diluted .................................   $      (0.09)   $      (0.13)   $      (0.13)   $      (0.30)
                                              ============    ============    ============    ============

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

Overview

     We have developed Internet business software and services that improve the utility and effectiveness of Internet-based business applications. Our software solutions address the networking needs of small businesses, workgroups and large enterprises. Our products and services enhance the performance of PC networks and deliver improved service utilizing existing equipment. We no longer develop new software products or services.

     Mangomind(SM) is a multi-user, business-oriented, peer-to-peer file sharing system, allowing individual users to collaborate over the Internet across organizational boundaries in a safe and secure manner. The architecture is a blend of the manageability of client/server with the autonomy, clustering, and caching optimizations of peer-to-peer. The user experience is one of easy file sharing with colleagues through what looks like an ordinary LAN shared drive. MangomindSM provides the secure file sharing benefits of a VPN without additional hardware and configuration complexities. Mangomind(SM) is sold as both a service and a standalone software product.

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

     Revenue Recognition - We recognize revenue generated from product sales when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. We recognize revenue generated from the sale of the MangomindSM and fileTRUSTSM services as the service is provided. We recognize revenue generated from the sale of the MangomindSM product over the period of the first year's maintenance agreement when persuasive evidence of the arrangement exists, the price is fixed and determinable, delivery and any required installation has been completed and collection is probable.

     Investments - At June 30, 2005, we have approximately $3,000 invested in one high-yield, secured corporate note with related parties to better maximize our rate of return on our cash. These investments are classified as held-to-maturity and are carried at their amortized cost. Investments and maturities of less than one year are classified as short-term investments.

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

Costs and Expenses

     Cost of services - Cost of services consist solely of the expenses we incur to administer and service the MangomindSM and fileTRUSTSM services. These expenses consist primarily of salaries and related personnel costs, the cost of our outsourced data center, the license royalties we pay to our e-security software provider for the encryption used in the MangomindSM service and the fees we pay to Built Right Networks to manage our billable services infrastructure.

     Other Operating Expenses - Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At June 30, 2005, there were no full time employees performing selling and marketing activities. Effective April 1, 2005, we have outsourced our general and administrative personnel activities to Built Right Networks. Our one remaining employee is performing some general and administrative activities.

     Reduction in Force - We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At June 30, 2005, we had one employee working in a general and administrative capacity.

Results of Operations - Three Months Ended June 30, 2005 and 2004

     Revenues for the three months ended June 30, 2005 decreased $53,408 or 40% to $79,861 from $133,269 for the comparable period in 2004. No customer accounted for more than 10% of our revenues for the three-month period ended June 30, 2005. One customer, Bank of America (formerly FleetBoston) represented approximately 45% of our revenues for the three-month period ended June 30, 2004. In September 2004, we were notified by Bank of America (formerly FleetBoston) that it had terminated its February 2002 enterprise license agreement with us.

     We recognized $75,017 from the sale of our MangomindSM service and $4,844 from the sale of our fileTRUST(SM) service during the three months ended June 30, 2005. During the comparable period in 2004, we recognized $66,468 from the sale of our MangomindSM service, $66,801 from the sale of our fileTRUST(SM) service

     Cost of services for the three months ended June 30, 2005 decreased $31,257 or approximately 32% to $67,892 compared to $99,149 for the comparable period in 2004. The decrease in the cost of delivering our services was primarily a result of our continued reductions and our switch to a lower cost data center. In response to our loss of Bank of America (formerly FleetBoston) as a customer, we have instituted cost reductions to lessen the adverse effects of the loss of the Bank of America (formerly FleetBoston) revenues, including restructuring our business relationships with key vendors such as Built Right Networks.

     For the three-month period ended June 30, 2005, general and administrative expenses decreased $67,642 or approximately 46% to $80,792 compared with $148,434 for the comparable period in 2004. The decrease in operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the three-month period ended June 30, 2005, we reduced our workforce to one (1) full-time employee working in a general and administrative capacity.

     Our loss from operations decreased $45,749 to $68,823 for the three-month period ended June 30, 2005 compared with a loss from operations of $114,572 for the comparable period in 2004 as a result of the above factors.

       Interest income decreased $11,753 to $3,653 for the three months ended June 30, 2005 compared to $15,406 for the three months ended June 30, 2004 primarily as a result of a reduction in our cash balances available for investment.

Results of Operations - Six Months Ended June 30, 2005 and 2004

     Revenues for the six months ended June 30, 2005 decreased $78,325 or 30% to $179,240 from $257,565 for the comparable period in 2004. No customers accounted for more than 10% of our revenues for the six-month period ended June 30, 2005. One customer, Bank of America (formerly FleetBoston) represented approximately

43% of our revenues for the six-month period ended June 30, 2004. In September 2004, we were notified by Bank of America (formerly FleetBoston) that it had terminated its February 2002 enterprise license agreement with us.

     We recognized $166,120 from the sale of our Mangomind service and $13,120 from the sale of our fileTRUST service during the six months ended June 30, 2005. During the same period in 2004, we recognized $131,912 from the sale of our Mangomind service and $125,653 from the sale of our fileTRUST(SM) service.

     Cost of services for the six months ended June 30, 2005 decreased $78,359 or 37% to $134,610 from $212,969 for the comparable period in 2004. The decrease in the cost of delivering our services was primarily a result of continued overhead reductions and our switch to a lower cost data center. In response to our loss of Bank of America (formerly FleetBoston) as a customer, we have instituted cost reductions to lesson the adverse effects of the loss of the Bank of America (formerly FleetBoston) revenues, including restructuring our business relationship with key vendors such as Built Right Networks.

     For the six-month period ended June 30, 2005, general and administrative expenses decreased $137,324 or 42% to $188,582 compared with $325,906 for the comparable period in 2004. The decrease in other operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions.
During the six-month period ended June 30, 2005, we reduced our workforce to one
(1) full-time employee working in a general and administrative capacity.

     Our loss from operations decreased $137,446 to $144,380 for the six-month period ended June 30, 2005 compared with a loss from operations of $281,826 for the comparable period in 2004 as a result of the above factors.

     Interest income decreased $27,361 to $10,968 for the six months ended June 30, 2005 compared to $38,329 for the six months ended June 30, 2004, primarily as a result of a reduction in our cash balances available for investment.

Financial Condition, Liquidity and Capital Resources

     We were formed in June 1995 and since our formation have raised approximately $74,250,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended on loans from stockholders and directors and credit from suppliers to meet our interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At June 30, 2005, approximately $788,000 in additional financing was provided through accounts payables, accrued expenses and other trade credit, a significant portion of which is past due.

     At June 30, 2005, we had a cash balance of approximately $646,000 and a working capital deficiency of approximately $129,600. We do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements filed on Form 10-KSB for the period ended December 31, 2004, as reported to the Securities and Exchange Commission.

     At June 30, 2005, we had approximately $3,000 invested in a high-yield short and long-term investments. At June 30, 2005, one corporate note receivable totaling approximately $3,000 was due from Unicrown Partners LLC, a privately-held company in which Selig Zises and Jay Zises are members. Selig

Zises and Jay Zises are stockholders of MangoSoft, Inc. Selig Zises was the former co-chairman of our Board of Directors. Investments in high-yield securities pose higher risks than investments in lower-yield securities, including the risk of total loss.

     We did not make any capital expenditures during the six months ended June 30, 2005.

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

     As shown in the unaudited condensed consolidated financial statements, during the six months ended June 30, 2005 and 2004, we incurred net losses of $133,412 and $243,497, respectively. Cash used in operations during the six months ended June 30, 2005 and 2004 was $155,133 and $185,882, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.


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

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating
Losses.

     We have a history of substantial operating losses and an accumulated deficit of $88,856,327 as of June 30, 2005. For the six months ended June 30, 2005 and the year ended December 31, 2004, our losses from operations were $144,380 and $374,066, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Our High-Yield Investments Could Become Impaired.

     We have approximately $3,000 invested in a high-yield, secured corporate note with related parties. Investments in high-yield corporate notes entail a higher risk of delinquency or even complete loss. No assurance can be given that we will not experience any losses or that our debtors will timely remit on the maturity of these notes. If we experience any loss or impairment on these investments, our business, financial condition and results of operations will be materially and adversely affected.

We Have Limitations On The Effectiveness Of Our Internal Controls.

     We have one (1) full-time employee engaged in general and administrative capacities. A complete set of internal controls is not possible in an organization of this size. Management does not expect that its disclosure controls or its internal controls will prevent all errors and intentional misrepresentations. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the organization have been detected.

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

There Is Limited Liquidity In Our Common Stock And Its Price May Be Subject to Fluctuation.

     Our common stock is currently traded on the OTC Bulletin Board and there is only a limited market for our common stock. We can provide no assurances that we will be able to have our common stock listed on an exchange or quoted on Nasdaq in the future or that it will continue to be quoted on the OTC Bulletin Board. If there is no trading market for our common stock, the market price of our common stock will be materially and adversely affected.

Our Performance Depends On Market Acceptance Of Our Products.

     Due to our small size and need to conserve capital, our selling and marketing activities for our products and services is limited. If markets for our products fail to develop, develop more slowly than expected, are subject to substantial competition or react negatively to Bank of America's (formerly FleetBoston) termination of its February 2002 enterprise license agreement with us, our business, financial condition and results of operations will be materially and adversely affected.

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

ITEM 3.  CONTROLS AND PROCEDURES

     We have significantly reduced our work force on several occasions during 2001 and 2002. At June 30, 2005 we had one (1) employee, Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

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

     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         (1) Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.
         (2) Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby incorporated by reference thereto.
         (3) Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.
         (4) Filed as an exhibit to our Quarterly Report filed August 14, 2002 for the quarter ended June 30, 2002 and hereby incorporated by reference thereto.
         (5) Filed as an exhibit to our Current Report on Form 8-K for an event dated September 30, 2002 and hereby incorporated by reference thereto.
         (6) Filed as an exhibit to our Current Report on Form 8-K for an event dated March 21, 2003, as amended on July 25, 2003, and hereby incorporated by reference thereto.
         (7) Filed as an exhibit to our Annual Report filed on March 26, 2004 for the year ended December 31, 2003 and hereby incorporated by reference thereto

(b)   Reports on Form 8-K:

     There were no notifications filed on Form 8-K during the three months ended June 30, 2005.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2005                               MANGOSOFT, INC.

                                               /s/ DALE VINCENT
                                                   Dale Vincent
                                                   Chief Executive Officer
                                                   (Principal Financial and
                                                   Accounting Officer)