Form 10QSB
period 2005-09-30
MANGOSOFT INC
filed 2005-11-14
CIK 947969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER: 000-30781


                                 MANGOSOFT, INC.
        (Exact name of small business issuer as specified in its charter)


                 NEVADA                                87-0543565
             (State or other                (IRS Employer Identification No.)
              jurisdiction
    of incorporation or organization)


            12 TECHNOLOGY WAY
               NASHUA, NH                                 03060
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

              COMMON STOCK                          1,013,038 SHARES
            $0.001 Par Value               (Outstanding on November 14, 2005)


    Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                         MANGOSOFT, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB


                                                                                             Page
PART I.     FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements (unaudited):

Balance Sheets as of September 30, 2005 and December 31, 2004...................................3
Statements of Operations for the Three Months Ended September 30, 2005 and 2004 ................4
Statements of Operations for the Nine Months Ended September 30, 2005 and 2004 .................5
Statements  of Cash  Flows  for the Nine  Months  Ended  September  30,  2005 and 2004 .........6
Notes to the Condensed Consolidated Financial Statements........................................7

ITEM  2 -  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results of Operations................................................................9

ITEM 3 - Controls and Procedures...............................................................17

PART II.    OTHER INFORMATION

ITEM 1 - Legal Proceedings.....................................................................18
ITEM 6 - Exhibits..............................................................................19

Signature......................................................................................20
Officer Certification..........................................................................21

                         MANGOSOFT, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        SEPTEMBER 30,                DECEMBER 31,
                                                                                             2005                        2004
                                                                                       ---------------              ---------------
                                                                                         (UNAUDITED)
                                     ASSETS
Current Assets:
     Cash and cash equivalents ...........................................             $       574,193              $       458,032
     Short-term investments ..............................................                       3,538                      346,508
     Accounts receivable .................................................                      16,505                       12,512
                                                                                       ---------------              ---------------
          Total current assets ...........................................             $       594,236              $       817,052
                                                                                       ===============              ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable ....................................................             $       732,655              $       731,850
     Accrued compensation ................................................                       3,894                       10,073
     Other accrued expenses and current liabilities ......................                      52,374                       51,274
     Deferred revenue ....................................................                          --                       20,467
                                                                                       ---------------              ---------------
          Total current liabilities ......................................                     788,923                      813,664
                                                                                       ---------------              ---------------

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock-$.001 par value; authorized, 5,000,000
 shares; issued and outstanding, 20,000 ..................................                          20                           20
Common stock .............................................................                       1,013                        1,013
     Additional paid-in capital ..........................................                  88,725,694                   88,725,694
     Deferred compensation ...............................................                          --                         (428)
     Accumulated deficit .................................................                 (88,921,414)                 (88,722,911)
                                                                                       ---------------              ---------------
          Total stockholders' equity (deficit) ...........................                    (194,687)                       3,388
                                                                                       ---------------              ---------------
               Total .....................................................             $       594,236              $       817,052
                                                                                       ===============              ===============


     See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                                                       --------------------------------------------
                                                                                             2005                         2004
                                                                                       ---------------              ---------------
                                                                                                        (UNAUDITED)

Service revenues .........................................................             $        80,918              $       131,225
                                                                                       ---------------              ---------------

Costs and expenses:

  Cost of services .......................................................                      66,604                      109,027
  General and administrative (1) .........................................                      82,567                      138,086

  Loss on disposal of equipment ..........................................                          --                       21,910

  Stock-based compensation expense .......................................                          --                          258
                                                                                       ---------------              ---------------
     Loss from operations ................................................                     (68,253)                    (138,056)
Interest income ..........................................................                       3,162                       10,757
                                                                                       ---------------              ---------------
Net loss .................................................................             $       (65,091)             $      (127,299)
                                                                                       ===============              ===============

Net loss per share  - basic and diluted ..................................             $         (0.06)             $         (0.13)

Weighted average shares outstanding - basic and diluted ..................                   1,013,038                    1,013,038

(1) Excludes stock-based compensation expense as follows:
      General and administrative .........................................             $            --              $           258

     See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       --------------------------------------------
                                                                                             2005                         2004
                                                                                       ---------------              ---------------
                                                                                                        (UNAUDITED)
Service revenues .........................................................             $       260,158              $       388,790
                                                                                       ---------------              ---------------
Costs and expenses:
  Cost of services .......................................................                     201,214                      321,997
  General and administrative (1) .........................................                     271,149                      463,992
  Loss on disposal of equipment ..........................................                          --                       21,910
  Stock-based compensation expense .......................................                         428                          774
                                                                                       ---------------              ---------------
     Loss from operations ................................................                    (212,633)                    (418,883)
Interest income ..........................................................                      14,130                       49,086
                                                                                       ---------------              ---------------
Net loss .................................................................             $      (198,503)             $      (370,797)

Net loss per share  - basic and diluted ..................................             $         (0.19)             $         (0.37)

Weighted average shares outstanding - basic and diluted ..................                   1,013,038                    1,013,038

(1) Excludes stock-based compensation expense as follows:
      General and administrative .........................................             $           428              $           258

     See notes to the unaudited condensed consolidated financial statements.

                         MANGOSOFT, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       --------------------------------------------
                                                                                             2005                         2004
                                                                                       ---------------              ---------------
                                                                                                        (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .................................................................                    (198,503)             $      (370,797)
Adjustments to reconcile net loss to net cash used by
  operating activities:
    Depreciation and amortization.........................................                          --                      119,715

    Loss on disposal of equipment ........................................                          --                       21,910
    Stock-based compensation .............................................                         428                          774
    Increase (decrease) in cash from the change in:
      Accounts receivable ................................................                      (3,993)                      13,980
      Prepaid expenses and other current assets...........................                          --                        1,036
      Accounts payable ...................................................                         805                       81,404
      Accrued compensation ...............................................                      (6,179)                      (4,653)
      Other accrued expenses .............................................                       1,100                      (91,554)
      Deferred revenue ...................................................                     (20,467)                       5,608
                                                                                       ---------------              ---------------
          Net cash used by operating activities...........................                    (226,809)                    (222,577)
                                                                                       ---------------              ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment maturities ....................................................                     321,446                      323,248

Interest receivable ......................................................                      21,524                       (3,485)
Return of security deposit ...............................................                          --                          850
                                                                                       ---------------              ---------------
          Net cash provided by investing activities ......................                     342,970                      320,613
                                                                                       ---------------              ---------------


NET INCREASE IN CASH AND CASH
  EQUIVALENTS ............................................................                     116,161                       98,036
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD .................................................................                     317,444                      458,032
                                                                                       ---------------              ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................             $       574,193              $       415,480
                                                                                       ===============              ===============

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

      As shown in the unaudited condensed consolidated financial statements, during the nine months ended September 30, 2005 and 2004, the Company incurred net losses of $198,503 and $370,797 respectively. Cash used in operations during the nine months ended September 30, 2005 and 2004 was $226,809 and $222,577, respectively. These factors, among others, raise significant doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

2.    NET LOSS PER SHARE

      Basic net loss per share is computed by THREE MONTHS NINE MONTHS ENDED dividing net loss by the weighted average number ENDED of common shares outstanding for the period. Diluted net loss per share reflects, in addition to the weighted average number of common shares, the potential dilution if stock options and warrants outstanding were exercised and/or converted into common stock, unless the effect of such equivalent shares was antidilutive.

      For the nine months ended September 30, 2005 and 2004, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.


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

4.    STOCK-BASED COMPENSATION

      The Company currently has one stock-based compensation plan, which is described more fully in Note 8 in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2004, as filed on March 28, 2005. As amended, this plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of September 30, 2005, there were 186,052 remaining options available under this plan.

      The following table illustrates the effect on net loss and net loss per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

                                                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                            SEPTEMBER 30,
                                                          --------------------------------          -------------------------------
                                                              2005                 2004                2005                 2004
                                                          -----------          -----------          ----------          -----------

Net loss as reported ............................         $   (65,091)         $  (127,299)         $ (198,503)         $  (370,797)
Add back stock-based compensation
  included in the determination of net loss
  as reported ...................................                  --                  258                 428                  774
Less stock-based compensation had
  all options been recorded at fair value........                  --             (180,386)             (1,243)            (238,952)
                                                          -----------          -----------          ----------          -----------
Adjusted net loss ...............................         $   (65,091)         $  (307,427)         $ (199,746)         $  (608,975)
                                                          ===========          ===========          ==========          ===========


Weighted average shares outstanding,
  basic and diluted .............................           1,013,038            1,013,038           1,013,038            1,013,038
                                                          ===========          ===========          ==========          ===========
Net loss per share, basic and diluted,
  as reported ...................................         $     (0.06)         $     (0.13)         $    (0.19)         $     (0.37)
                                                          ===========          ===========          ==========          ===========

Adjusted net loss per share, basic
  and diluted ...................................         $     (0.06)         $     (0.30)         $    (0.20)         $     (0.60)
                                                          ===========          ===========          ==========          ===========

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

      Investments - At September 30, 2005, we have approximately $3,000 invested in one high-yield, secured corporate note with related parties to better maximize our rate of return on our cash. These investments are classified as held-to-maturity and are carried at their amortized cost. Investments and maturities of less than one year are classified as short-term investments.

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

      Other Operating Expenses - Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At September 30, 2005, there were no full time employees performing selling and marketing activities. Effective April 1, 2005, we have outsourced our general and administrative personnel activities to Built Right Networks. Our one remaining employee is performing some general and administrative activities.

      Reduction in Force - We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At September 30, 2005, we had one employee working in a general and administrative capacity.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

      Revenues for the three months ended September 30, 2005 decreased $50,307 or 38% to $80,918 from $131,225 for the comparable period in 2004. No customer accounted for more than 10% of our revenues for the three-month period ended September 30, 2005. One customer, Bank of America (formerly FleetBoston) represented approximately 40% of our revenues for the three-month period ended September 30, 2004. In September 2004, we were notified by Bank of America (formerly FleetBoston) that it had terminated its February 2002 enterprise license agreement with us.

      We recognized $72,855 from the sale of our Mangomind(SM) service and $8,063 from the sale of our fileTRUST(SM) service during the three months ended September 30, 2005. During the comparable period in 2004, we recognized $67,474 from the sale of our Mangomind(SM) service, $63,751 from the sale of our fileTRUST(SM) service.

      Cost of services for the three months ended September 30, 2005 decreased $42,423 or approximately 39% to $66,604 compared to $109,027 for the comparable period in 2004. The decrease in the cost of delivering our services was primarily a result of our continued reductions and our switch to a lower cost data center. In response to our loss of Bank of America (formerly FleetBoston) as a customer, we have instituted cost reductions to lessen the adverse effects of the loss of the Bank of America (formerly FleetBoston) revenues, including restructuring our business relationships with key vendors such as Built Right Networks.

      For the three-month period ended September 30, 2005, general and administrative expenses decreased $55,519 or approximately 40% to $82,567 compared with $138,086 for the comparable period in 2004. The decrease in operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. In 2005, we have reduced our workforce to one (1) full-time employee working in a general and administrative capacity.

      Our loss from operations decreased $69,803 to $68,253 for the three-month period ended September 30, 2005 compared with a loss from operations of $138,056 for the comparable period in 2004 as a result of the above factors.

      Interest income decreased $7,595 to $3,162 for the three months ended September 30, 2005 compared to $10,757 for the three months ended September 30, 2004 primarily as a result of a reduction in our cash balances available for investment.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

      Revenues for the nine months ended September 30, 2005 decreased $128,632 or 33% to $260,158 from $388,790 for the comparable period in 2004. No customers accounted for more than 10% of our revenues for the nine-month period ended September 30, 2005. One customer, Bank of America (formerly FleetBoston) represented approximately 42% of our revenues for the nine-month period ended September 30, 2004.

      In September 2004, we were notified by Bank of America (formerly FleetBoston) that it had terminated its February 2002 enterprise license agreement with us.

      We recognized $238,975 from the sale of our Mangomind service and $21,183 from the sale of our fileTRUST(SM) service during the nine months ended September 30, 2005. During the same period in 2004, we recognized $199,386 from the sale of our Mangomind service and $189,404 from the sale of our fileTRUST(SM) service.

      Cost of services for the nine months ended September 30, 2005 decreased $120,783 or 38% to $201,214 from $321,997 for the comparable period in 2004. The decrease in the cost of delivering our services was primarily a result of continued overhead reductions and our switch to a lower cost data center. In response to our loss of Bank of America (formerly FleetBoston) as a customer, we have instituted cost reductions to lesson the adverse effects of the loss of the Bank of America (formerly FleetBoston) revenues, including restructuring our business relationship with key vendors such as Built Right Networks.

      For the nine-month period ended September 30, 2005, general and administrative expenses decreased $192,843 or 42% to $271,149 compared with $463,992 for the comparable period in 2004. The decrease in other operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the nine-month period ended September 30, 2005, we reduced our workforce to one
(1) full-time employee working in a general and administrative capacity.

      Our loss from operations decreased $207,250 to $212,633 for the nine-month period ended September 30, 2005 compared with a loss from operations of $419,883 for the comparable period in 2004 as a result of the above factors.

      Interest income decreased $34,956 to $14,130 for the nine months ended September 30, 2005 compared to $49,086 for the nine months ended September 30, 2004, primarily as a result of a reduction in our cash balances available for investment.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      We were formed in June 1995 and since our formation have raised approximately $74,250,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended on loans from stockholders and directors and credit from suppliers to meet our interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At September 30, 2005, approximately $789,000 in additional financing was provided through accounts payables, accrued expenses and other trade credit, a significant portion of which is past due.

      At September 30, 2005, we had a cash balance of approximately $574,000 and a working capital deficiency of approximately $195,000. We do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements filed on Form 10-KSB for the period ended December 31, 2004, as reported to the Securities and Exchange Commission.

      At September 30, 2005, we had approximately $3,000 invested in a high-yield short and long-term investments. At September 30, 2005, one corporate note receivable totaling approximately $3,000 was due from Unicrown Partners LLC, a privately-held company in which Selig Zises and Jay Zises are members. Selig Zises and Jay Zises are stockholders of MangoSoft, Inc. Selig Zises was the former co-chairman of our Board of Directors. Investments in high-yield securities pose higher risks than investments in lower-yield securities, including the risk of total loss.

      We did not make any capital expenditures during the nine months ended September 30, 2005.

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

      As shown in the unaudited condensed consolidated financial statements, during the nine months ended September 30, 2005 and 2004, we incurred net losses of $198,503 and $370,797, respectively. Cash used in operations during the nine months ended September 30, 2005 and 2004 was $226,809 and $222,577, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.


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

RISK FACTORS

We Have A Limited Operating History And A History Of Substantial Operating
Losses.

      We have a history of substantial operating losses and an accumulated deficit of $88,921,414 as of September 30, 2005. For the nine months ended September 30, 2005 and the year ended December 31, 2004, our losses from operations were $212,633 and $374,066, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Litigation Concerning Intellectual Property Could Adversely Affect Our Business.

      We rely on a combination of trade secrets, copyright and trademark law, contractual provisions, confidentiality agreements and certain technology and security measures to protect our trademarks, patents, proprietary technology and know-how. However, we can provide no assurance that our rights in our intellectual property will not be infringed upon by competitors or that competitors will not similarly make claims against us for infringement. If we are required to be involved in litigation involving intellectual property rights, our business, operating results and financial condition will be materially and adversely affected. See also discussion below under Part II, Item 1 "LEGAL PROCEEDINGS."

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

ITEM 3.     CONTROLS AND PROCEDURES

      We have significantly reduced our work force on several occasions during 2001 and 2002. At September 30, 2005 we had one (1) employee, Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

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

      There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 14, 2005                       MANGOSOFT, INC.

                                        /s/  DALE VINCENT
                                        -----------------------------------
                                             Dale Vincent
                                             Chief Executive Officer
                                             (Principal Financial and
                                             Accounting Officer)