Form 10KSB
period 2005-12-31
MANGOSOFT INC
filed 2006-03-31
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended December 31, 2005
or
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Transition Period From ________ To ________

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

State issuer’s revenues for the most recent fiscal year: $336,524

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $835,756. This amount reflects the average bid and ask price of the Company’s common stock on the OTCBB on March 29, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock	1,013,038 Shares
$0.001 Par Value	(Outstanding on March 30, 2006)

Transitional Small Business Disclosure Format (check one):

        Yes: ☐ No: ☒

MANGOSOFT, INC.

INDEX TO FORM 10-KSB

	PART I	Page
ITEM 1	Description of Business	4
ITEM 2	Description of Property	12
ITEM 3	Legal Proceedings	12
ITEM 4	Submission of Matters to a Vote of the Security Holders	12

PART II
ITEM 5	Market for Common Equity and Related Stockholder Matters	13
ITEM 6	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15
ITEM 7	Financial Statements	20
ITEM 8	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	20
ITEM 8A	Controls and Procedures	21
ITEM 8B	Other Information	21

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

fileTRUSTSM is an online data storage service we purchased from Bank of America (formerly FleetBoston) in February 2002. fileTRUSTSM users can access their stored files from any Internet-connected system. The fileTRUSTSM service complements our Mangomind service by providing our customers with a lower cost online storage system. In conjunction with our purchase of fileTRUSTSM, we executed a two-year enterprise license agreement with Bank of America (formerly FleetBoston) for the internal use of fileTRUSTSM by Bank of America (formerly FleetBoston), which expired in February 2004. The terms and conditions of this agreement provide for automatic renewals on a month-to-month basis. Bank of America (formerly FleetBoston) terminated its license agreement with us in September 2004. The loss of Bank of America (formerly FleetBoston) as a customer has had a material adverse affect on our business.

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

CONCENTRATIONS

We generate the majority of our revenues from the sale of our products and services in North America. All of our 2005, 2004 and 2003 revenues were generated from sales to North American customers.

Two customers accounted for approximately 12% of our 2005 net revenues. One customer accounted for approximately 35% of our 2004 net revenues and two customers accounted for approximately 52% of our 2003 revenues.

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

On March 14, 2006, the U,S., District Court in New Hampshire ruled in favor of Oracle’s motion for summary judgment that it did not infringe U.S. Patent No. 6,148,377 held by Mangosoft, Inc. Mangosoft had sued Oracle in 2002, claiming infringement of its patent on shared memory technology as described above.

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

EMPLOYEES

As of December 31, 2005 we had 1 full-time employee. Our success is highly dependent on our ability to attract and retain qualified resellers and to retain qualified outsourced information system management. To date, we believe we have been successful in our efforts, but there is no assurance that we will continue to be as successful in the future. Our employee is not subject to a collective bargaining agreement.

RISK FACTORS

We Have a Limited Operating History and Substantial Cumulative Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $89,069,999 as of December 31, 2005. For the years ended December 31, 2005, 2004 and 2003, our losses from operations, excluding the net effects of stock-based compensation, were $363,961, $373,034 and $1,041,618, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Our Performance Depends on Market Acceptance of Our Products.
We expect to derive a substantial portion of our future revenues from the sales of MangomindSM and fileTRUSTSM. Due to our small size and need to conserve capital, our selling and marketing activities for these products and services is limited. If markets for our products fail to develop, develop more slowly than expected, are subject to substantial competition or react negatively to Bank of America’s (formerly FleetBoston) termination of its February 2002 enterprise license agreement with us, our business, financial condition and results of operations may be adversely affected.

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

We Have Limitations On The Effectiveness Of Our Internal Controls.

We have one full-time employee. This employee is engaged in general and administrative capacities. A complete set of internal controls is not possible in an organization of this size. Management does not expect that its disclosure controls or its internal controls will prevent all errors and intentional misrepresentations. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the organization have been detected.

ITEM 2. DESCRIPTION OF PROPERTY

We terminated our lease, which was located in Nashua, New Hampshire and consisted of approximately 2,400 square feet of office space. The Company no longer leases its own facility. Effective, December 1, 2004 the Company uses the office space of BuiltRight Networks at no specific rent. Our office had the capacity to accommodate approximately twenty people. Our office was leased from Forward Journey LLC, an independent third party lessor. In 2005 and 2004, we recorded approximately $0 and $28,000 in rent expense for this facility.

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

On March 14, 2006, the U,S., District Court in New Hampshire ruled in favor of Oracle’s motion for summary judgment that did it did not infringe U.S. Patent No. 6,148,377 held by Mangosoft, Inc. Mangosoft had sued Oracle in 2002, claiming infringement of its patent on shared memory technology as described above.

Other than the matters listed above, there are no material pending legal proceedings, other than the routine litigation occurring in the normal course of operations, to which we are party or of which any of our properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2005 to a vote of our security holders, through the solicitation of proxies or otherwise.

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

The following sets forth the high and low bid price quotations for each calendar quarter in which trading occurred during the last two fiscal years, adjusted to reflect the effects of the March 7, 2003 reverse stock split. Such quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions:

2005	High	Low
First Quarter	$10.00	$4.25
Second Quarter	11.35	4.25
Third Quarter	6.40	3.00
Fourth Quarter	4.75	3.30

2004	High	Low
First Quarter	$4.00	$1.55
Second Quarter	7.20	2.45
Third Quarter	6.00	3.30
Fourth Quarter	10.00	3.60

On March 29, 2006, the last reported sale price of our common stock on the OTCBB was $.75 per share.

(B) Holders

As of December 31, 2005, there were approximately 385 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street name.”

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

(D) Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth information surrounding compensation plans in which we have authorized the future issuance of our common stock, adjusted to reflect the effects of the March 7, 2003 reverse stock split:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	110,245	$12.99	179,910

Equity compensation plans not approved by security holders	13,111	43.13	N/A
Total	123,356	$16.19	179,910

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-KSB contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Annual Report on Form 10-KSB, including under “Risk Factors.” You should read the following discussion and analysis together with our condensed consolidated financial statements for the periods specified and the related notes included herein. Further reference should be made to our Annual Report on Form 10-KSB for the period ended December 31, 2005 filed with the Securities and Exchange Commission.

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

MangomindSM is a multi-user, business-oriented, peer-to-peer file sharing system, allowing individual users to collaborate over the Internet across organizational boundaries in a safe and secure manner. The architecture is a blend of the manageability of client/server with the autonomy, clustering, and caching optimizations of peer-to-peer. The user experience is one of easy file sharing with colleagues through what looks like an ordinary LAN shared drive. MangomindSM provides the secure file sharing benefits of a VPN without additional hardware and configuration complexities. MangomindSM is sold as both a service and a standalone software product

fileTRUSTSM is an online data storage service we purchased from Bank of America (formerly FleetBoston) in February 2002 for approximately $427,000, of which $175,000 was paid in cash and the balance in our common stock and warrants to purchase our common stock at $14.31 per share. fileTRUSTSM users can access their stored files from any Internet-connected system. The fileTRUSTSM service compliments our MangomindSM service by providing customers with a lower cost online storage system. In conjunction with our purchase of fileTRUSTSM, we executed a two-year enterprise license agreement with Bank of America (formerly FleetBoston) for the internal use of fileTRUSTSM by Bank of America (formerly FleetBoston), which expired in February 2004. The terms and conditions of this agreement provided for automatic renewals on a month-to-month basis. We recorded approximately $493,000 in net revenues from the inception of this agreement through December 31, 2004. Bank of America (formerly FleetBoston) terminated its license agreement with us in September 2004.

We had no revenues from Bank of America (formerly FleetBoston) for the year ended December 31, 2005. We are actively seeking new business opportunities to replace this lost revenue. If we are unable to replace this revenue, our operations may be adversely affected. During September 2004, we instituted cost reductions to lessen the adverse effects of this loss of revenue, including restructuring our business relationships with key vendors such as Built Right Networks.

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

Revenue Recognition - We recognize revenue generated from product sales when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. We recognize revenue generated from the sale of the MangomindSM and fileTRUSTSM services as the service is provided. We recognize revenue generated from the sale of the MangomindSM product over the period of the first year’s maintenance agreement when persuasive evidence of the arrangement exists, the price is fixed and determinable, delivery and any required installation has been completed and collection is probable.

Investments - At December 31, 2005, we have approximately $3,000 invested in two high-yield, secured corporate notes with related parties. These investments are classified as held-to-maturity and are carried at their amortized cost. Investments with maturities of less than one year are classified as short-term investments.

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

Engineering and Development Expenses - Engineering and development expenses consist primarily of costs related to the design, development, testing, deployment and enhancement of our products and services. We have expensed our engineering and development costs as incurred. At December 31, 2005, there were no full time employees performing engineering or development on our products and services. Effective September 30, 2002, we have outsourced the maintenance of our billable services infrastructure as well as product and customer support to Built Right Networks.

Other Operating Expenses -- Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At December 31, 2005, there were no full time employees performing selling and marketing activities. Our remaining employee is performing general and administrative activities.

Reduction in Force - We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At December 31, 2005, we had one employee, working in a general and administrative capacity.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2005 AND 2004

Revenues for year ended December 31, 2005 decreased $129,701 or 28% to $336,524 from $466,225 for the comparable year in 2004. One customer, Bank of America (formerly FleetBoston) represented approximately 35% of our revenues for the year ended December 31, 2004. In 2003, Bank of America (formerly FleetBoston) and New York Life Insurance Company (“New York Life”) accounted for approximately 39% and 13% of our revenues, respectively. In September 2004, we were notified by Bank of America (formerly FleetBoston) that it had terminated its February 2002 enterprise license agreement with us. We are investigating options to replace the loss of this revenue. No other customer accounted for more than 10% of our revenues for either period.

We recognized $310,777 from the sale of our MangomindSM service and $25,747 from the sale of our fileTRUSTSM service during the year ended December 31, 2005. During the year 2004, we recognized $270,656 from the sale of the MangomindSM service and $195,565 from the sale of our fileTRUSTSM service.

Cost of services for year ended December 31, 2005 decreased $122,594 or 31% to $268,082 compared to $390,676 for the comparable year in 2004. The decrease in the cost of delivering our services was primarily a result of our continued reductions and our switch to a lower cost data center. In response to our loss of Bank of America (formerly FleetBoston) as a customer, we have instituted cost reductions to lessen the adverse effects of the loss of the Bank of America (formerly FleetBoston) revenues, including restructuring our business relationships with key vendors such as Built Right Networks.

There was no engineering and development expense for the years ended December 31, 2005 and 2004. . During the years ended December 31, 2005 and 2004, we had no employees performing engineering or development activities

For the year ended December 31, 2005, other operating expenses including selling and marketing and general and administrative expenses increased $5,730 or 1% to $432,403 compared with $426,673 for the comparable period in 2004. The increase in other operating expenses was due primarily to legal costs incurred in pursuit of patents combined with a reduction of public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the year ended December 31, 2005, our one (1) full-time employee was working in a general and administrative capacity. Additionally, during 2004 management elected to discontinue providing for $149,000 of previously accrued rent for its facility which it abandoned in September 2002. This was an expense reduction in 2004 of $149,000.

Stock-based compensation expense of $428 was recorded for the year ended December 31, 2005 compared to $1,032 for the comparable year in 2004. The decrease in this expense was primarily attributable to the decrease in the number of outstanding employee stock options subject to compensation expense. The expense represents the ratable recognition of stock-based compensation for stock option awards granted in 2000 at exercise prices that were less than the fair value at the time of grant. See Note 8 to the consolidated financial statements.

Our loss from operations decreased $9,677 to $364,389 for the year ended December 31, 2005 compared with a loss from operations of $374,066 for the comparable year in 2004 as a result of the above factors.

Interest income decreased $64,463 to $17,504 for the year ended December 31, 2005 compared to $81,967 for the year ended December 31, 2004. Our cash balances available for investment have decreased period over period.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2004 AND 2003

Revenue decreased $37,931 from $504,156 in 2003 to $466,225 in 2004, a decrease of approximately 8%. In 2004, we recognized $270,660 from the sale of the Mangomind service and $195,565 from the sale of the fileTRUST service. In 2003, we recognized $729 from the sale of the Cachelink product, $36,698 from the sale of the Mangomind product, $256,959 from the sale of the Mangomind service and $209,770 from the sale of the fileTRUST service. The decrease in revenues was primarily attributable to the decreases in Mangomind service revenue offset by the significant increase in fileTRUST service. Customers representing more than 10% of our 2003 revenues were FleetBoston and New York Life Insurance Company approximately 39% and 13%, respectively.

Cost of services for the year ended December 31, 2004 decreased $113,980 or 23% from $504,656 in 2003 to $390,676 in 2004. The decrease in our cost of services is due primarily to the significant reduction in our operations personnel. At December 31, 2004, we no longer had any internal personnel dedicated to maintaining our services. We have outsourced these services to Built Right Networks for approximately $30,000 each month. In addition, we will continue to incur costs of service in the area of our security license royalties and our outsourced data center.

There was no engineering and development expense for the year ended December 31, 2004. In 2003, engineering and development expense was $4,205. During the years ended December 31, 2004 and 2003, we had no full-time employees performing engineering or development activities.

Other operating expenses including selling and marketing and general and administrative expenses decreased approximately 59% or $610,290 to $426,623 in 2004 from $1,036,913 in 2003. The significant decrease in other operating expenses is primarily attributable to the reductions in our selling and marketing and general and administrative personnel. In addition, we continued our aggressive cost savings plan that began in the third quarter of 2000. We no longer maintain a selling and marketing team. These activities have been outsourced to Built Right Networks as part of our September 30, 2002 Outsourced Services Agreement. Future selling and marketing expenses will consist primarily of sales commissions and various marketing programs intended to complement our sales channel. Our general and administrative costs necessary to operate our business. These costs typically include salaries and related personnel costs, facility rent, commercial insurance, accounting and legal expenses and other costs typical of a publicly held corporation.

Stock-based compensation expense decreased $31,075 to $1,032 in 2004 compared to $32,107 in 2003. The decrease is due to the significant decrease in the number of outstanding options to purchase our common stock as a result of stock option cancellations and their related effect on stock-based compensation. Terminated employees are given ninety days from the date of their termination to exercise their vested stock options. No employees exercised their stock options in 2003. See Note 8 to the consolidated financial statements.

Our loss from operations decreased approximately 65% or $699,659 to $374,066 in 2004 from $1,073,725 in 2003 as a result of the above factors.

Interest income decreased $35,814 to $81,967 in 2004 compared to $117,781 in 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We were formed in June 1995 and, since our formation, have raised approximately $74,250,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At December 31, 2005, approximately $844,879 in additional financing was provided through accounts payable, accrued expenses and other trade credit, a significant portion of which is past due.

At December 31, 2005, we had a cash balance of approximately $481,000 and a working capital deficit of approximately $343,272. Excluding our Nashua, NH facility lease which expired in November 2004, we do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements.

At December 31, 2005, two corporate notes receivable totaling approximately $3,000 were due from Unicrown Partners LLC, a privately held company in which Selig Zises and Jay Zises are members. Selig Zises and Jay Zises are stockholders of MangoSoft, Inc. Selig Zises was the former co-chairman of our Board of Directors. Investments in high-yield securities pose higher risks than investments in lower-yield securities, including the risk of total loss.

We did not make any capital expenditures during the fiscal year 2005.

We have significantly modified our operations and reduced our work force on four separate occasions since April 2001. We currently have one (1) employee, working in a general and administrative capacity. We outsource the management of our billable services infrastructure, software code base, customer support and reseller channel management to Built Right Networks for approximately $21,000 per month, under a September 30, 2002 agreement, which can be cancelled with a ninety (90) day notice.

Unless we can generate significant on-going revenue, we will need additional sources of equity or debt financing. Although we have been successful in raising past financing, there can be no assurances that additional financing will be available to us on commercially reasonable terms, or at all.

As shown in the audited consolidated financial statements, during the years ended December 31, 2005, 2004 and 2003, we incurred net losses of $347,088, $297,124 and $926,644, respectively. Cash used in operations during the years ended December 31, 2005, 2004 and 2003 was $320,340, $306,806 and $479,420, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

OFF-BALANCE SHEET ARRANGEMENTS

Excluding our Nashua, NH facility lease which expired in November 2004, we do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

On December 16, 2004, the Financial Accounting Standards Board issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123 (SFAS 123R). SFAS 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, detailed below. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123R is effective for public entities that file as small business issuers as of the beginning or the first interim or annual reporting period that begins after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123R on January 1, 2006, the commencement of our first quarter of fiscal 2006.

The Company will apply SFAS 123R using the “modified prospective” method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 will be effective for the Company beginning January 1, 2006 and is not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements and related notes, which are attached to this Annual Report on Form 10-KSB beginning on page 29, are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

We have significantly reduced our work force on several occasions during 2001 and 2002. At December 31, 2005 and 2004, we had one (1) and two (2) employees, respectively, including Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Dale Vincent, age 59, is our President, Chief Executive Officer and sole director. Mr. Vincent provides his services on a full-time basis. Mr. Vincent was appointed President, Chief Executive Officer and elected a Director in September 1999. Previously, he served as the Chief Executive Officer of MangoSoft Corporation since May 1999, as its Chief Financial Officer from September 1998 to May 1999, and as a Director of MangoSoft Corporation since July 1995. Mr. Vincent has over 25 years of senior financial and business management experience, with the last 16 years developing and funding companies in the software industry. Since April 1990, Mr. Vincent has served as a Managing Director of ACAP, a private investment company, the general partner of Associated Capital L.P., a private investment company, and consults with Associated Capital L.P with respect to its investment and marketing activities. He has also served as a Director of MaMaMedia, Inc. since 1996.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our directors and officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Our personnel generally prepare these reports on the basis of information obtained from each director and officer, and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all reports filed. To the best of our knowledge, all reports required by Section 16(a) of the Exchange Act to be filed by our directors, officers and 10% or greater stockholders during our fiscal year ended December 31, 2005 were filed on time with one exception.

Audit Committee

We do not have an Audit Committee comprised of independent directors. Dale Vincent is our President, Chief Executive Officer and sole director. In that capacity, Mr. Vincent performs the functions of a typical Audit Committee. Mr. Vincent has been determined to be a financial expert.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s employees who may be hired from time to time, including its President and Chief Executive Officer and its accounting personnel. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person, addressed to the Company’s Chief Executive Officer at MangoSoft, Inc., 12 Technology Way, Nashua, New Hampshire. A copy of this code of ethics is attached to this Annual Report on Form 10-KSB as exhibit 14. The Company will post a copy of this code of ethics on its corporate website - www.mangosoft.com.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation we paid to our chief executive officer in 2005, 2004 and 2003 (the “Named Executive Officer”).

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payout
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Under Options/SARS	LTIP Payouts	All Other Comp.

Dale Vincent	2005	$208,667	-	-	-	-	-	-
President and Chief	2004	204,046	-	-	-	-	-	-
Executive Officer	2003	202,500	-	-	-	-	-	-

Options

The following tables sets forth information concerning the number and value of unexercised options held by him at December 31, 2005. The value of the unexercised in-the-money options is based on the average bid and ask price of our common stock on the OTCBB on December 31, 2005 ($4.06).

Fiscal Year-End Option / SAR Values

			No. of Securities Underlying Unexercised Options		Value of Unexercised In-The-Money Options
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Dale Vincent	-	-	75,000	-	$113,342	$-

Compensation of Directors

There were no outside directors in 2005. Accordingly, with the exception of the compensation we paid to Mr. Vincent for his services as our president and chief executive officer, no other compensation was paid to any director in 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 1, 2006 with respect to beneficial ownership of our common stock by (i) each person we know to own beneficially more than 5% of our outstanding common stock; (ii) each director and named executive officer; and (iii) all directors and named executive officers as a group. The percentages in the last column are based on 1,013,038 shares of common stock outstanding on March 1, 2005. In each case, except as otherwise indicated in the footnotes to the table, the shares shown in the second column are owned directly by the individual or members of the group named in the first column and such individual or group members have sole voting and dispositive power with respect to the shares shown. For the purposes of this table, beneficial ownership is determined in accordance with the federal securities laws and regulations; inclusion in the table of shares not owned directly by the named director or executive officer does not constitute an admission that such shares are beneficially owned by the director or officer for any other purpose.

Beneficial owners:	Number of Shares of Common Stock Owned	Percent of Outstanding Common Stock Owned

Selig Zises (2)(4)	119,859	11.8%
988 Fifth Avenue, 9th Floor New York, NY 10021
Jay Zises (1)(4)	117,851	11.6
767 3rd Avenue, 16th Floor New York, NY 10017
Directors and officers:
Dale Vincent (3)	76,116	7.0

All Directors and officers as a group	76,116	7.0%

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

(3)	Includes 75,000 shares of common stock Mr. Vincent has the right to acquire through the exercise of stock options. Mr. Vincent’s address is c/o MangoSoft, Inc., 12 Technology Way, Nashua, NH 01062.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See information provided under the Section titled “Securities Authorized for Issuance Under Equity Compensation Plans” under Part II, Item 5 above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) TRANSACTIONS WITH DIRECTORS AND OFFICERS

At December 31, 2005, two corporate notes receivable totaling approximately $3,000 were due from Unicrown Partners LLC, a privately held company in which Selig Zises and Jay Zises are members. Selig Zises and Jay Zises are stockholders of MangoSoft, Inc. Selig Zises was the former co-chairman of our Board of Directors. Investments in high-yield securities pose higher risks than investments in lower-yield securities, including the risk of total loss.

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

(b) Reports on Form 8-K:

There were no notifications filed on Form 8-K during the year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On September 26, 2002, we engaged Stowe & Degon as our new independent accountants. Prior to the appointment of Stowe & Degon, Deloitte & Touche LLP were our independent accountants.

Audit Fees

Fees billed by Stowe & Degon for the audit of our annual financial statements for the fiscal years ended December 31, 2005, 2004 and 2003 and the review of our quarterly financial statements included in our quarterly reports on Form 10-QSB were approximately $35,000, $32,000 and $35,000, respectively.

Audit-Related Fees

There were no other fees billed by Stowe & Degon during the last three fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

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

MANGOSOFT, INC.

March 30, 2006	By:	/s/ Dale Vincent
Dale Vincent
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Financial and Accounting Officer)

MANGOSOFT, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of MangoSoft, Inc.:

We have audited the accompanying consolidated balance sheets of MangoSoft, Inc. and subsidiary (the “Company”) as of December 31, 2005, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of MangoSoft, Inc. and subsidiary as of December 31, 2005, 2004 and 2003, and the results of their operations and their cash flows for the three years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stowe & Degon

Worcester, MA
March 29, 2006

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$480,662	$458,032
Short-term investments	3,538	346,508
Accounts receivable	17,407	12,512
Total current assets	$501,607	$817,052

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$736,037	$731,850
Accrued compensation	7,788	10,073
Other accrued expenses and current liabilities	101,054	51,274
Deferred revenue	-	20,467
Total current liabilities	844,879	813,664

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Preferred stock - $0.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000	20	20
Common stock - $0.001 par value, authorized, 3,703,704 shares; issued and oustanding 1,013,038	1,013	1,013
Additional paid-in-capital	88,725,694	88,725,694
Deferred compensation	-	(428)
Accumulated deficit	(89,069,999)	(88,722,911)
Total stockholders’ equity (deficit)	(343,272)	3,388
Total	$501,607	$817,052

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003

Service revenues	$336,524	$466,225	$466,729
Software license revenues	-	-	37,427
Total revenues	336,524	466,225	504,156
Costs and expenses:
Cost of services (1)	268,082	390,676	504,656
Engineering and development (1)	-	-	4,205
Selling and marketing (1)	-	-	6,119
General and administrative (1)	432,403	426,673	1,030,794
Loss on the disposal of equipment	-	21,910	-
Stock-based compensation expense	428	1,032	32,107
Loss from operations	(364,389)	(374,066)	(1,073,725)
Interest income	17,504	81,967	117,781
Other (expense) income	(203)	(5,025)	29,300
Net loss	$(347,088)	$(297,124)	$(926,644)

Net loss per share - basic and diluted	$(0.34)	$(0.29)	$(0.91)
Weighted average shares outstanding - basic and diluted	1,013,038	1,013,038	1,013,038

(1) Excludes stock-based compensation expense as follows:
Engineering and development	$-	$-	$1,798
General and administrative	428	1,032	30,309
	$428	$1,032	$32,107

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

Balance, January 1, 2003	--	$--	$1,013,038	$1,013	$88,660,123	$(17,976)	$(87,499,143)	$1,144,017
Issuance of convertible preferred stock, Series B	20,000	20	--		49,980			50,000
Stock-based compensation	--	--	--	--	15,591	16,516	--	32,107
Net loss	--	--	--	--	--	--	(926,644)	(926,644)
Balance, December 31, 2003	20,000	20	1,013,038	1,013	88,725,694	(1,460)	(88,425,787)	299,480
Stock-based compensation	--	--	--	--	--	--	--	--
Stock options exercised	--	--	--	--	--	1,032	--	1,032
Net loss	--	--	--	--	--	--	(297,124)	(297,124)
Balance, December 31, 2004	20,000	20	1,013,038	1,013	88,725,694	(428)	(88,722,911)	3,388
Stock-based compensation	--	--	--	--	--	--	--	--
Stock options exercised						428		428
Net loss	--	--	--	--	--	--	(347,088)	(347,088)
Balance, December 31, 2005
	20,000	$20	$1,013,038	$1,013	$88,725,694	$--	$(89,069,999)	$(343,272)

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(347,088)	$(297,124)	$(926,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and equipment write-down	-	147,132	301,309
Loss on the disposal of equipment	-	21,910	-
Intangible assets impairment loss	-	29,916	-
Stock-based compensation	428	1,032	32,107

Increase (decrease) in cash from the change in:
Accounts receivable	(4,895)	14,769	(7,055)
Prepaid expenses and other current assets	-	1,625	97,035
Accounts payable	4,187	60,467	(35,740)
Accrued compensation	(2,285)	(2,319)	(10,750)
Other accrued expenses and current liabilities	49,780	(284,705)	115,659
Deferred revenue	(20,467)	491	(45,341)
Net cash used in operating activities	(320,340)	(306,806)	(479,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for short and long-term investments	-	-	(414,112)
Investment maturities	321,446	462.264	743,396
Interest receivable	21,524	(20,786)	(1,873)
Other assets	-	5,916	(5,916)
Net cash provided by investing activities	342,970	447,394	321,495

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of preferred shares	-	-	50,000
Net cash provided by financing activities	-	-	50,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,630	140,588	(107,925)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	458,032	317,444	425,369
CASH AND CASH EQUIVALENTS, END OF YEAR	$480,662	$458,032	$317,444

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

As shown in the consolidated financial statements, during each of the three years in the period ended December 31, 2005, the Company incurred net loss of $(347,088), $(297,124) and $(926,644), respectively. Cash used in operations during each of the three years in the period ended December 31, 2005 was $320,340 $306,806 and $479,420, respectively. These factors, among others, raise significant doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

The Company has reduced its work force on four separate occasions since April 23, 2001 due to adverse economic conditions and the Company’s need to conserve capital. At December 31, 2005 and 2004, the Company had one (1) and two (2) employees, respectively, working in a general and administrative capacity.

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

Intangible Assets - Intangible assets consist of acquired technology, customer relationships and service marks (see Note 3). Amortization expense for the year ended December 31, 2004 was approximately $110,000, which amortized this asset in full. The Company evaluates the carrying value of its intangible assets using anticipated cash flows to be generated by these assets over their useful lives. The Company assesses the carrying value of its intangible assets for impairment each year. As a result they have been written off at December 31, 2004. Based on its assessments, the Company incurred impairment charges for the year ended December 31, 2004 of $29,917.

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

The following table provides the reported and pro forma net loss and loss per share amounts had compensation expense for the Company’s stock-based compensation plans been determined based on the fair market value on the grant dates for awards under those plans consistent with the method of SFAS 123:

	2005	2004	2003

Net loss applicable to common stockholders, as reported	$(347,088)	$(297,124)	$(926,644)
Add back: stock-based compensation costs included in the determination of net loss applicable to commonshareholders, as reported	428	1,032	32,107
Less: Stock-based compensation had all options been recorded at fair value	(428)	(157,111)	(127,826)

Adjusted net loss	$(347,088)	$(453,203)	$(1,022,363)

Weighted average shares outstanding, basic and diluted	1,013,038	1,013,038	1,013,038

Net loss per share, basic and diluted, as reported	$(0.34)	$(0.29)	$(0.91)
Adjusted net loss per share, basic and diluted	$(0.34)	$(0.45)	$(1.01)

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

Basic and diluted loss per common share are the same for 2005, 2004 and 2003 as potentially dilutive stock options totaling 75,000 in 2005, 117,652 in 2004 and 79,689 in 2003 have not been included in calculations of diluted net loss per common share available to common stockholders, as their inclusion would have been antidilutive.

Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

MANGOSOFT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123 (SFAS 123R). SFAS 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, detailed below. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123R is effective for public entities that file as small business issuers as of the beginning or the first interim or annual reporting period that begins after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123R on January 1, 2006, the commencement of our first quarter of fiscal 2006.

The Company will apply SFAS 123R using the “modified prospective” method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 will be effective for the Company beginning January 1, 2006 and is not expected to have a material impact on the Company’s financial position or results of operations.

 MANGOSOFT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Business Combination

On February 11, 2002, the Company acquired the fileTRUST online data storage service and related assets from Bank of America (formerly FleetBoston) Financial Corporation (“Bank of America (formerly FleetBoston)”). Under the terms of the purchase, the Company paid $175,000 in cash, issued 12,963 shares (as restated for the 1-for-27 reverse stock split on March 7, 2003) of the Company’s common stock and warrants to purchase 5,556 shares (as restated for the 1-for-27 reverse stock split on March 7, 2003) of the Company’s common stock at an exercise price of $14.31 per share (as restated for the 1-for-27 reverse stock split on March 7, 2003). The aggregate fair value of the common stock was $182,000, which was based on the closing price of the Company’s common stock on February 11, 2002. The aggregate fair value of the warrants was $70,000, which was determined using the Black-Scholes valuation model using the following assumptions: expected life of the warrants, 5 years; volatility, 127%; and the risk free interest rate, 4.25%.

As part of the transaction, Bank of America (formerly FleetBoston) and the Company entered into a two-year enterprise license agreement for the internal use of fileTRUST by Bank of America (formerly FleetBoston). In addition, the two companies will continue to market fileTRUST under a cooperative marketing agreement. Under the terms of this cooperative marketing agreement, the Company is required to issue warrants to purchase its common stock to Bank of America (formerly FleetBoston) based on certain revenue targets, not to exceed 31,481 warrants over this two-year period. The 31,481 warrants have been accounted for as contingent consideration and will be recognized as additional purchase price as the revenue targets are achieved. No warrants were issued in 2005 or 2004 under the terms of the cooperative marketing agreement.

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
$427,000

The software and acquired technology represents the fileTRUST operating software that has reached technological feasibility and has future economic value. The other identifiable intangible assets are comprised of customer relationships and the fileTRUST service mark. The computer equipment was being depreciated over its estimated useful lives, generally not to exceed three years. The software and acquired technology was being amortized over three years. The computer equipment and software were transferred to Builtright Networks, Inc., the Company’s primary outsourced service provider in September 2004. The net book value of these assets was $21,911 on the date of transfer. No proceeds were realized by the Company as part of this transfer. This amount has been reported in the 2004 statement of operations as loss on disposal of equipment. The other identifiable intangible assets have indefinite lives and were not being amortized but were subject to an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” These intangible assets were determined by management to be permanently impaired and were written off at December 31, 2004.

The operations of the fileTRUST assets prior to the acquisition were not material to the Company’s financial statements.

MANGOSOFT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments

Investments in held-to-maturity debt securities are carried at amortized costs and are as follows at December 31, 2005 and 2004:

2005	Cost	Interest Receivable	Total Value

Corporate notes, 12.0%, issued October 31, 2002, maturity date, April 15, 2005	$1,529	$723	$2,252
Corporate notes, 12.0%, issued December 15, 2002, maturity date, April 15, 2005	874	412	1,286
Total short-term held-to-maturity investments	$2,403	$1,135	$3,538

2004	Cost	Interest Receivable	Total Value

Corporate notes, 12.0%, issued October 31, 2002, maturity date, April 15, 2005	$142,139	$702	$142,841
Corporate notes, 12.0%, issued December 15, 2002, maturity date, April 15, 2005	81,222	400	81,622
Corporate notes, 12%, issued at various dates in 2002, maurity dates vary in 2004 (collected in2005)	100,489	21,556	122,045
Total short-term held-to-maturity investments	$323,850	$22,658	$346,508

The secured corporate notes have been executed between the Company and several privately-held companies, each of which are related parties (see Note 11). The notes are secured by certain collateral pursuant to each note agreement and certain guarantees by the respective corporations. The 12.0% corporate notes with varying maturity dates in 2004 are carried at cost due to the uncertainty of their interest payment. The principal on these notes is collateralized by the debtor’s receivables.

 MANGOSOFT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Property and Equipment

During 2004 the Company relocated its outsourced data centers and changed its billable service’s infrastructure configuration. Certain computer hardware, related equipment and leasehold improvements used to operate these services were no longer necessary and were disposed of. The loss of $21,910 was charged to operations during the year ended December 31, 2004.

6. Income Taxes

The Company has federal and state tax net operating loss carryforwards available for future periods of approximately $72,847,000. The federal tax net operating loss carryforwards expire beginning in 2010, and state tax net operating loss carryforwards began expiring in 2000. As a result of the changes in the ownership of the Company, there may be limitations on the amounts of net operating loss carryforwards that may be utilized in any one year. The Company also has research and development credits for federal and state tax purposes of approximately $1,548,000 and $1,118,000, respectively, which expire beginning in 2011.

The tax effect of significant items comprising the Company’s deferred tax assets at December 31, 2005 and 2004 are as follows:

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$29,100,000	$28,854,000
Stock-based compensation	1,339,000	1,339,000
Research and development credits	2,668,000	2,664,000
	33,107,000	32,857,000
Valuation allowance	(33,107,000)	(32,857,000)
Net deferred tax assets	$-	$-

MANGOSOFT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Income Taxes (continued)

The Company believes that uncertainty exists with respect to future realization of the deferred tax assets and has established a valuation allowance for the full amount as of December 31, 2005 and 2004.

A reconciliation between the amount of income tax determined by applying the applicable U.S. statutory tax rate to the pre-tax loss is as follows:

	2005	2004	2003

Federal statutory rate	34%	34%	34%
State tax, net of federal impact	6	6	6
Provision for valuation allowance on deferred tax assets	(40)	(40)	(40)
Effective tax rate	--%	--%	--%

7. Stockholders’ Equity

Preferred stock - At December 31, 2005 and 2004 the Company had 5,000,000 authorized shares of preferred stock, $0.001 par value, of which 20,000 were issued and outstanding. On July 24, 2003, the Company issued 20,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”) to two significant shareholders for $50,000, one of which is the Company’s former co-chairman of the board. The Preferred Stock has no stated dividend rate. Each share of Preferred Stock is convertible into one share of common stock at the option of the holder. In addition to the convertible features of this private placement, the holders of the Preferred Stock are entitled to twenty-five votes per share of Preferred Stock on any matter brought to a vote of shareholders.

Common Stock - At December 31, 2005 and 2004 the Company had 3,703,704 authorized shares of common stock, $0.001 par value, of which 1,013,038 were issued and outstanding.

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

MANGOSOFT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Option Plan

In connection with the Merger, MangoSoft Corporation’s 1995 Stock Option Plan was terminated and the Company adopted the 1999 Incentive Compensation Plan (the “Plan”). As amended, the Plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of December 31, 2005, there were 179,652 remaining options available under the Plan.

As discussed in Note 2, the Company accounts for stock options granted to employees in accordance with APB No. 25. Options granted in 1999 included stock appreciation rights (“SARs”) that permit the employee to receive the appreciation in shares of common stock in lieu of exercising the option. At December 31, 2005, 2004 and 2003, there were, 14,815, 40,874 and 42,086 outstanding options, respectively, to purchase the Company’s common stock that included SARs. Under APB No. 25, SARs are accounted for as variable awards.

On April 3, 2001, the Company’s Board of Directors resolved to reprice options to purchase 95,710 shares of the Company’s common stock. The options were originally issued between October 1999 and December 2000 and had exercise prices ranging from $50.76 to $135.00 per share. The exercise price for these options was reduced to $27.81, the closing market value of the Company’s common stock as of the repricing date. The repriced options are now accounted for as variable awards, similar to the SARs. At December 31, 2005, 2004 and 2003, there were 22,222, 26,222 and 27,627 outstanding options, respectively, to purchase the Company’s common stock that were repriced and subject to variable plan accounting.

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

In 2000, the Company granted employees 94,930 options to purchase its common stock at prices less than the current market price of its common stock on the grant date. Stock-based compensation of $428, $1,032 and $2,854 is included in the Company’s 2005, 2004 and 2003 results of operations in connection with these grants, respectively.

There were no such grants made in 2005, 2004 or 2003. The fair value of the stock options awarded to non-employees is calculated using the Black-Scholes option-pricing model.

MANGOSOFT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Option Plan (continued)

Stock option activity, including options granted under the predecessor 1995 Stock Option Plan, was as follows:
	Number of Options	Weighted Exercise Price	Average Fair Value

Outstanding at January 1, 2003	83,232	$35.64
Granted	37,037	1.00	$1.58
Exercised	-	-
Forfeited	(40,580)	30.23
Outstanding at December 31, 2003	79,689	22.31
Granted	37,963	4.05	$4.04
Exercised	-	-
Forfeited	(7,407)	67.50
Outstanding at December 31, 2004	110,245	12.99
Granted	-
Exercised	-	-
Forfeited	35,245)	35.22
Outstanding at December 31, 2005	75,000	$1.73

Exercisable at December 31, 2005	75,000
Exercisable at December 31, 2004	110,245
Exercisable at December 31, 2003	75,910

Options Outstanding			Options Exercisable
Number of Options	Range of Exercise Prices	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Currently Exercisable

37,037	$1.00	5.5	$1.00	37,037
37,963	$4.05	8.5	$4.04	37,963
75,000				75,000

MANGOSOFT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Stock Option Plan (continued)

The fair value of options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model are as follows:

	2005	2004	2003

Risk-free interest rate	N/A	4.47%	3.0%
Expected life of option grants	N/A	10 years	2 years
Expected volatility of underlying stock	N/A	188%	179%

9. Retirement Savings Plan

The Company adopted a savings plan for its employees pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate and the plan allows a deferral ranging from a minimum 1% to the maximum percentage of compensation permitted by law. The Company may, at the discretion of the Board of Directors, make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company did not make any contribution in 2005, 2004 or 2003.

10. Commitments and Contingencies

The Company has cancelled its operating lease for office space in November 2004. Total rent expense was approximately $0, $23,000 and $101,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has been, and expects to continue to be, subject to legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position, results of operations or its cash flows.

11. Related Party Transactions

Investments - During 2003 the Company issued approximately $414,000 in several secured corporate notes receivable accruing interest at 12.0% to 15.0% per annum to companies who are beneficially owned by two stockholders. Approximately $321,000 and $462,000 was repaid to the Company in 2005 and 2004 as some of the corporate notes matured. See Note 4.

Private Placement - In July 2003, the Company issued 20,000 shares of its Class B Convertible Preferred Stock to two related parties for $50,000. See Note 7.

12. Geographic Sales Information and Major Customers

The Company generates the majority of its revenues from the sale of its products and services in North America. All of the Company’s 2005, 2004 and 2003 revenues were generated from sales to North American customers.

Two customers accounted for approximately 12% of 2005 net revenues. One customer accounted for approximately 35% of 2004 net revenues. Two customers accounted for approximately 52% of 2003 revenues.

13. Subsequent Event

On March 14, 2006, the U,S., District Court in New Hampshire ruled in favor of Oracle’s motion for summary judgment that it did not infringe U.S. Patent No. 6,148,377 held by Mangosoft, Inc. Mangosoft had sued Oracle in 2002, claiming infringement of its patent on shared memory technology as described in ITEM 3: LEGAL PROCEEDINGS.