Form 10QSB
period 2006-03-31
MANGOSOFT INC
filed 2006-05-12
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended March 31, 2006

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock	1,013,038 Shares
$0.001 Par Value	(Outstanding on May 12, 2006)

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

MANGOSOFT, INC. AND SUBSIDIARY

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$393,557	$480,662
Short-term investments	-	3,538
Accounts receivable	14,571	17,407
Total assets	408,128	501,607

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$729,741	$736,037
Accrued compensation	3,894	7,788
Other accrued expenses and current liabilities	101,543	101,054
Total current liabilities	835,178	844,879

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock- $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000	20	20
Common stock	1,013	1,013
Additional paid-in capital	88,725,694	88,725,694
Accumulated deficit	(89,153,777)	(89,069,999)
Total stockholders’ deficit	(427,050)	(343,272)
Total liability and stockholders' deficit	$408,128	$501,607

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)

Service revenues	$70,507	$99,379

Costs and expenses:
General and administrative (1)	90,719	107,790
Stock-based compensation expense	-	428
Interest income	3,190	7,315
Net loss	$(83,778)	$(68,242)

Net loss per share - - basic and diluted	$(0.08)	$(0.06)
Weighted average shares outstanding - basic and diluted	1,013,038	1,013,038

(1) Excludes stock-based compensation expense as follows:

General and administrative	$-	$428

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,778)	$(68,242)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	-	428
Increase (decrease) in cash from the change in:
Accounts receivable	2,836	(88)
Accounts payable	(6,296)	847
Accrued compensation	(3,894)	(6,044)
Other accrued expenses	489	10,447
Deferred revenue	-	(15,792)
Net cash used in operating activities	(90,643)	(78,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment maturities	2,403	235,908
Interest receivable	1,135	20,889
Net cash provided by investing activities	3,538	256,797

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(87,105)	178,353
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	480,662	458,032
CASH AND CASH EQUIVALENTS, END OF PERIOD	$393,557	$636,385

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

As shown in the unaudited condensed consolidated financial statements, during the three months ended March 31, 2006 and 2005, the Company incurred net losses of $(83,778) and $(68,242), respectively. Cash used in operations during the three months ended March 31, 2006 and 2005 was $90,643 and $78,444, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

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

For the three months ended March 31, 2006 and 2005, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

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

The Company currently has one stock-based compensation plan, which is described more fully in Note 8 in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2005, as filed on March 31, 2006. As amended, this plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of March 31, 2006, there were 179,652 remaining options available under this plan.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost to be recognized for the first three months of 2006 would include: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There were no unvested stock based payments at January 1, 2006 and there were no stock based payments granted during the three months ended March 31, 2006

The following table illustrates the effect on net loss and net loss per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2005:

Net loss as reported	$(68,242)
Add back: stock-based compensation included in the determination of net loss as reported	428
Less: stock-based compensation had all options been recorded At fair value	(1,243)

Adjusted net loss	$(69,057)

Weighted average shares outstanding, basic and diluted	1,013,038

Net loss per share, basic and diluted, as reported	$(0.06)

Adjusted net loss per share, basic and diluted	$(0.07)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MangomindSM is a multi-user, business-oriented, peer-to-peer file sharing system, allowing individual users to collaborate over the Internet across organizational boundaries in a safe and secure manner. The architecture is a blend of the manageability of client/server with the autonomy, clustering, and caching optimizations of peer-to-peer. The user experience is one of easy file sharing with colleagues through what looks like an ordinary LAN shared drive. MangomindSM provides the secure file sharing benefits of a VPN without additional hardware and configuration complexities. MangomindSM is sold as both a service and a standalone software product.

FileTRUSTSM is an online data storage service we purchased from Bank of America (formerly FleetBoston) in February 2002 for approximately $427,000, of which $175,000 was paid in cash and the balance in our common stock and warrants to purchase our common stock at $14.31 per share. FileTRUSTSM users can access their stored files from any Internet-connected system. The fileTRUSTSM service complements our MangomindSM service by providing customers with a lower cost online storage system. In conjunction with our purchase of fileTRUSTSM, we executed a two-year enterprise license agreement with Bank of America (formerly FleetBoston) for the internal use of fileTRUSTSM by Bank of America (formerly FleetBoston), which expired in February 2004. Bank of America (formerly FleetBoston) terminated its license agreement with us in September 2004. We are actively seeking new business opportunities to replace this lost revenue. If we are unable to replace this revenue, our operations may be adversely affected. We have instituted cost reductions to lessen the adverse effects of this loss of revenue, including restructuring our business relationships with key vendors such as Built Right Networks.

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

Stock-based Compensation - As part of our compensation programs offered to our employees, we grant stock options. In addition, we have engaged third-party consultants and advisors and have compensated them in the form of stock options. Through December 31, 2005 compensation for stock options issued to employees was generally measured as the difference between the exercise price of the options granted and the fair value of our common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost to be recognized for the first three months of 2006 would include: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

Other Operating Expenses -- Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At March 31, 2006, there were no full time employees performing selling and marketing activities. Effective on April 1, 2005, we have outsourced our general and administrative personnel activities to Built Right Networks. Our remaining one employee is performing some general and administrative activities.

Reduction in Force - We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At March 31, 2006, we had one employee working in a general and administrative capacity.

Results of Operations - Three Months Ended March 31, 2006 and 2005

Revenues for the three months ended March 31, 2006 decreased $28,872 or approximately 29% to $70,507 from $99,379 for the comparable period in 2005. The decrease in our revenues was primarily due to a $24,917 decrease in software license revenue. No customer accounted for more than 10% of our revenues for the period ended March 31, 2006.

We recognized $66,042 from the sale of our MangomindSM service and $4,465 from the sale of our fileTRUSTSM service during the three months ended March 31, 2006. During the comparable period in 2005, we recognized $91,103 from the sale of our MangomindSM service, $8,276 from the sale of our fileTRUSTSM service.

Cost of services for the three months ended March 31, 2006 has effectively remained the same ($38 increased) at $66,756 compared to $66,718 for the comparable period in 2005. The cost of delivering our services was primarily a result of our continued reductions and our switch to a lower cost data center, Built Right Networks.

For the three-month period ended March 31, 2006, general and administrative expenses decreased $17,071 or approximately 16% to $90,719 compared with $107,790 for the comparable period in 2005. The decrease in operating expenses was due primarily to our reduced spending in the areas of marketing and sales consultants, public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the three-month period ended March 31, 2006, we had one (1) full-time employee working in a general and administrative capacity.

There was no stock-based compensation expense recorded for the three-month period ended March 31, 2006 compared to $428 for the comparable period in 2005.

Our loss from operations increased $11,411 to $86,968 for the three-month period ended March 31, 2006 compared with a loss from operations of $75,557 for the comparable period in 2005 as a result of the above factors.

 Interest income decreased $4,125 to $3,190 for the three months ended March 31, 2006 compared to $7,315 for the three months ended March 31, 2005.

Financial Condition, Liquidity and Capital Resources

We were formed in June 1995 and since our formation have raised approximately $74,250,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended on loans from stockholders and directors and credit from suppliers to meet our interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At March 31, 2006, approximately $835,000 in additional financing was provided through accounts payable, accrued expenses and other trade credit, a significant portion of which is past due.

At March 31, 2006, we had a cash balance of approximately $393,000 and a working capital deficiency of approximately $427,000. We do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements filed on Form 10-KSB for the period ended December 31, 2005, as reported to the Securities and Exchange Commission.

We did not make any capital expenditures during the three months ended March 31, 2006.

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

As shown in the unaudited condensed consolidated financial statements, during the three months ended March 31, 2006 and 2005, we incurred net losses of $83,778 and $68,242 , respectively. Cash used in operations during the three months ended March 31, 2006 and 2005 was $90,643 and $78,444 , respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any commercial commitments or off-balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements filed on Form 10-KSB for the period ended December 31, 2005, as reported to the Securities and Exchange Commission.

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $89,153,777 as of March 31, 2006. For the three months ended March 31, 2006 and the year ended December 31, 2005, our losses from operations were $86,968 and $364,389, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

We have significantly reduced our work force on several occasions during 2001 and 2002. At March 31, 2006 we had one (1) employee, Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

Our principal executive and financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on such evaluation, our principal executive and financial officer has concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

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
There were no notifications filed on Form 8-K during the three months ended March 31, 2006.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2006	MANGOSOFT, INC.
/S/ Dale Vincent
Dale Vincent
Chief Executive Officer
(Principal Financial and Accounting Officer)