Form 10QSB
period 2006-06-30
MANGOSOFT INC
filed 2006-08-11
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended June 30, 2006

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
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock	1,013,038 Shares
$0.001 Par Value	(Outstanding on August 11, 2006)

Transitional Small Business Disclosure Format (check one) Yes [  ] No [X]

MANGOSOFT, INC. AND SUBSIDIARY

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$307,585	$480,662
Short-term investments	-	3,538
Accounts receivable	22,219	17,407
Total current assets	$329,804	$501,607

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$733,374	$736,037
Accrued compensation	7,788	7,788
Other accrued expenses and current liabilities	106,593	101,054
Total current liabilities	847,755	844,879

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock - $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000	20	20
Common stock - $.0001 par value, authorized 3,703,704 shares, issued and outstanding 1,013,038	1,013	1,013
Additional paid-in capital	88,725,694	88,725,694
Accumulated deficit	(89,244,678)	(89,069,999)
Total stockholders’ deficit	(517,951)	(343,272)
Total liabilities and stockholders’ deficit	$329,804	$501,607

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2006	2005
	(Unaudited)

Service revenues	$72,567	$79,861

Costs and expenses:
Cost of services	65,280	67,892
General and administrative	101,110	80,792
Loss from operations	(93,823)	(68,823)
Interest income	2,922	3,653
Net loss	$(90,901)	$(65,170)

Net loss per share — basic and diluted	$(0.09)	$(0.06)
Weighted average shares outstanding - basic and diluted	1,013,038	1,013,038

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2006	2005
	(Unaudited)

Service revenues	$143,074	$179,240

Costs and expenses:
Cost of services	132,036	134,610
General and administrative (1)	191,829	188,582
Stock-based compensation expense	-	428
Loss from operations	(180,791)	(144,380)
Interest income	6,112	10,968
Net loss	$(174,679)	$(133,412)

Net loss per share — basic and diluted	$(0.17)	$(0.13)
Weighted average shares outstanding - basic and diluted	1,013,038	1,013,038

(1) Excludes stock-based compensation as follows:
General and administrative	$-	$428

 See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(174,679)	$(133,412)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	-	428
Increase (decrease) in cash from the change in:
Accounts receivable	(4,812)	3,085
Accounts payable	(2,663)	10,565
Accrued compensation	-	(3,064)
Other accrued expenses	5,539	(12,268)
Deferred revenue	-	(20,467)
Net cash used by operating activities	(176,615)	(155,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment maturities	2,403	321,446
Interest receivable	1,135	21,524
Net cash provided by investing activities	3,538	342,970

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(173,077)	187,837
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	480,662	458,032
CASH AND CASH EQUIVALENTS, END OF PERIOD	$307,585	$645,869

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

As shown in the unaudited condensed consolidated financial statements, during the six months ended June 30, 2006 and 2005, the Company incurred net losses of $174,679 and $133,412 respectively. Cash used in operations during the six months ended June 30, 2006 and 2005 was $176,615 and $155,133, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

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

For the six months ended June 30, 2006 and 2005, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

3.  REVENUE RECOGNITION

The Company records revenue upon delivery if pervasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. Revenue for sales to distributors is recognized upon sales to end-users. Service revenue is recognized as services are performed.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which superseded SAB 101, “Revenue Recognition in Financial Statements” and Emerging Issues Task Force Extract No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The adoption of SAB No. 104 did not have a material impact on the Company’s results of operations or financial position.

4.  STOCK-BASED COMPENSATION

The Company currently has one stock-based compensation plan, which is described more fully in Note 8 in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2005, as filed on March 31, 2006. As amended, this plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of June 30, 2006, there were 179,652 remaining options available under this plan.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (‘SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost to be recognized for the first six months of the 2006 would include: (a) compensation cost for all stock-based payments granted, but not yet vested ad of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based in the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have been restated. There were no unvested stock based payments at January 1, 2006 and there were no stock based payments granted during the six months ended June 30, 2006.

The following table illustrates the effect on net loss and net loss per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation for the six months ended June 30, 2005.

Net loss as reported	$(133,412)
Add back stock-based compensation included in the determination of net loss as reported	428
Less stock-based compensation had all options been recorded at fair value	(58,566)
Adjusted net loss	$(134,227)

Weighted average shares outstanding, basic and Diluted	1,013,038

Net loss per share, basic and diluted, as reported	$(0.13)
Adjusted net loss per share, basic and diluted	$(0.13)

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

Stock-based Compensation - As part of our compensation programs offered to our employees, we grant stock options. In addition, we have engaged third-party consultants and advisors and have compensated them in the form of stock options. Through December 31, 2005 compensation for stock options issued to employees was generally measured as the difference between the exercise price of the options granted and the fair value of our common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost to be recognized for the first six months of 2006 would include: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

Other Operating Expenses -- Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At June 30, 2006, there were no full time employees performing selling and marketing activities. Effective April 1, 2005, we have outsourced our general and administrative personnel activities to Built Right Networks. Our one remaining employee is performing some general and administrative activities.

Reduction in Force - We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At June 30, 2006, we had one employee working in a general and administrative capacity.

Results of Operations - Three Months Ended June 30, 2006 and 2005

Revenues for the three months ended June 30, 2006 decreased $7,294 or 9% to $72,567 from $79,861 for the comparable period in 2005. The decrease in our revenues was primarily due to a $6,995 decrease in software license revenue. No customer accounted for more than 10% of our revenues for the three-month period ended June 30, 2006.

We recognized $68,022 from the sale of our MangomindSM service and $4,545 from the sale of our fileTRUSTSM service during the three months ended June 30, 2006. During the comparable period in 2005, we recognized $75,017 from the sale of our MangomindSM service, $4,844 from the sale of our fileTRUSTSM service.

Cost of services for the three months ended June 30, 2006 decreased $2,612 or approximately 4% to $65,280 compared to $67,892 for the comparable period in 2005. The decrease in the cost of delivering our services was primarily a result of our continued reductions and our switch to a lower cost data center Built Right Networks.

For the three-month period ended June 30, 2006, general and administrative expenses increased $20,318 or approximately 25% to $101,110 compared with $80,792 for the comparable period in 2005. The increase in general and administrative expenses was primarily due to increases in professional, and legal fees, travel and travel related expenses. For the three-month period ended June 30, 2006, we had one (1) full-time employee working in a general and administrative capacity.

Our loss from operations increased $25,000 to $93,823 for the three-month period ended June 30, 2006 compared with a loss from operations of $68,823 for the comparable period in 2005 as a result of the above factors.

Interest income decreased $731 to $2,922 for the three months ended June 30, 2006 compared to $3,653 for the three months ended June 30, 2005 primarily as a result of a reduction in our cash balances available for investment.

Results of Operations - Six Months Ended June 30, 2006 and 2005

Revenues for the six months ended June 30, 2006 decreased $36,166 or 20% to $143,074 from $179,240 for the comparable period in 2005. The decrease in our revenues was primarily due to a $32,056 decrease in software license revenue. No customers accounted for more than 10% of our revenues for the six-month period ended June 30, 2006.

We recognized $134,064 from the sale of our Mangomind service and $9,010 from the sale of our fileTRUST service during the six months ended June 30, 2006. During the same period in 2005, we recognized $166,120 from the sale of our Mangomind service and $13,120 from the sale of our fileTRUST service.

Cost of services for the six months ended June 30, 2006 decreased $2,574 or 2% to $132,036 from $134,610 for the comparable period in 2005. The decrease in the cost of delivering our services was primarily a result of continued overhead reductions and our switch to a lower cost data center Built Right Networks.

For the six-month period ended June 30, 2006, general and administrative expenses increased $3,247 or 2% to $191,829 compared with $188,582 for the comparable period in 2005. The increase in general and administrative expenses was primarily due to increases in professional, and legal fees, travel and travel related expenses. During the six-month period ended June 30, 2006, we had one (1) full-time employee working in a general and administrative capacity.

Our loss from operations increased $36,411 to $180,791 for the six-month period ended June 30, 2006 compared with a loss from operations of $144,380 for the comparable period in 2005 as a result of the above factors.

Interest income decreased $4,856 to $6,112 for the six months ended June 30, 2006 compared to $10,968 for the six months ended June 30, 2005, primarily as a result of a reduction in our cash balances available for investment.

Financial Condition, Liquidity and Capital Resources

We were formed in June 1995 and since our formation have raised approximately $74,250,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended on loans from stockholders and directors and credit from suppliers to meet our interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At June 30, 2006, approximately $848,000 in additional financing was provided through accounts payables, accrued expenses and other trade credit, a significant portion of which is past due.

At June 30, 2006, we had a cash balance of approximately $308,000 and a working capital deficiency of approximately $518,000. We do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements filed on Form 10-KSB for the period ended December 31, 2005, as reported to the Securities and Exchange Commission.

We did not make any capital expenditures during the six months ended June 30, 2006.

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

As shown in the unaudited condensed consolidated financial statements, during the six months ended June 30, 2006 and 2005, we incurred net losses of $174,679 and $133,412, respectively. Cash used in operations during the six months ended June 30, 2006 and 2005 was $176,615 and $155,133, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

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

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $89,244,678 as of June 30, 2006. For the six months ended June 30, 2006 and the year ended December 31, 2005, our losses from operations were $180,791 and $364,389, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

We Will Need Additional Financing.

We may require additional capital to finance our future operations. We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. Also, Bank of America (formerly FleetBoston) terminated its license agreement with us in September 2004. While we are seeking new business opportunities to replace the resulting loss or revenue, we cannot be certain we will find a replacement for such revenue. If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.

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

ITEM 3. CONTROLS AND PROCEDURES

We have significantly reduced our work force on several occasions during 2001 and 2002. At June 30, 2006 we had one (1) employee, Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There were no notifications filed on Form 8-K during the three months ended June 30, 2006.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2006	MANGOSOFT, INC.
/S/ Dale Vincent
Dale Vincent Chief Executive Officer (Principal Financial and Accounting Officer)