Form 10QSB
period 2006-09-30
MANGOSOFT INC
filed 2006-11-14
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock	1,013,038 Shares
$0.001 Par Value	(Outstanding on November 14, 2006)

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

MANGOSOFT, INC. AND SUBSIDIARY

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$219,027	$480,662
Accounts receivable	21,261	17,407
Short-term investments	-	3,538
Total current assets	$240,288	$501,607

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$729,970	$736,037
Accrued compensation	779	7,788
Other accrued expenses and current liabilities	100,496	101,054
Total current liabilities	831,245	844,879
Commitments and contingencies

Stockholders’ Deficit:
Preferred stock - $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000	20	20
Common stock - $.0001 par value, authorized 3,703,704 shares, issued and outstanding 1,013,038	1,013	1,013
Additional paid-in capital	88,725,694	88,725,694
Accumulated deficit	(89,317,684)	(89,069,999)
Total stockholders’ deficit	(590,957)	(343,272)
Total liabilities and stockholders’ deficit	$240,288	$501,607

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2006	2005
	(Unaudited)

Service revenues	$67,845	$80,918

Costs and expenses:
Cost of services	65,201	66,604
General and administrative expense	78,112	82,567
Loss from operations	(75,468)	(68,253)
Interest income	2,462	3,162
Net loss	$(73,006)	$(65,091)

Net loss per share - basic and diluted	$(0.07)	(0.06)
Weighted average shares outstanding - basic and diluted	1,013,038	1,013,038

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)

Service revenues	$210,919	$260,158

Costs and expenses:
Cost of services	197,237	201,214
General and administrative (1)	269,941	271,149
Stock-based compensation expense	-	428
Loss from operations	(256,259)	(212,633)
Interest income	8,574	14,130
Net loss	$(247,685)	$(198,503)

Net loss per share - basic and diluted	$(0.24)	$(0.19)
Weighted average shares outstanding - basic and diluted	1,013,038	1,013,038

(1) Excludes stock-based compensation expense of:	$-	$428

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(247,685)	$(198,503)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	-	428
Increase (decrease) in cash from the change in:
Accounts receivable	(3,854)	(3,993)
Accounts payable	(6,067)	805
Accrued compensation	(7,009)	(6,179)
Other accrued expenses	(558)	1,100
Deferred revenue	-	(20,467)
Net cash used by operating activities	(265,173)	(226,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment maturities	2,403	321,446
Interest receivable	1,135	21,524
Net cash provided by investing activities	3,538	342,970

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(261,635)	116,161
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	480,662	458,032
CASH AND CASH EQUIVALENTS, END OF PERIOD	$219,027	$574,193

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

MangoSoft, Inc. and its subsidiaries Mangosoft Corp. and Mangosoft Intellectual Properties, Inc. (the “Company”) markets, sells and supports Internet business software and services that improve the utility and effectiveness of Internet-based business applications. The Company’s software solutions address the networking needs of small businesses, workgroups and large enterprises. The Company is engaged in a single operating segment of the computer software industry.

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

As shown in the unaudited condensed consolidated financial statements, during the nine months ended September 30, 2006 and 2005, the Company incurred net losses of $247,685 and $198,503 respectively. Cash used in operations during the nine months ended September 30, 2006 and 2005 was $265,173 and $226,809, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

On July 27, 2006, in order to optimize the Company's flexibility in undertaking new business opportunities, the Company decided to manage its patent portfolio and intellectual property assets through a new wholly-owned subsidiary Mangosoft Intellectual Property, Inc. The new Company is authorized to issue up to 1,000 shares of $.01 par value common stock. Mangosoft Intellectual Property, Inc. issued 100 of these shares of stock to Mangosoft Corp. None of the remaining 900 authorized shares have been issued at September 30, 2006.

On September 11, 2006, Mangosoft Corp. assigned the ownership and legal titles of twelve of its patents and applications with no recorded value to Mangosoft Intellectual Property, Inc., Pursuant to the agreement, Mangosoft Corp. assigned the entire right, title, and interest in and to the following applications to Mangosoft Intellectual Property, Inc.:

Title	Application No./Patent No.	Filing Date/Issue Date
System For Tracking Data	08/848,970	05/02/97

Method For Scheduling Thread Execution On A Limited Number Operating System	09/069,352	04/29/98

Internet-Based Shared File Service With Native PC Client Access And Semantics And Distributed Access Control	09/704,050	11/01/00

Internet-Based Shared File Service With Native PC Client Access And Semantics	09/704,262	11/01/00

Dynamic Directory Service	10/704,327	11/07/03

Internet-Based Shared File Service With Native PC Client Access And Semantics And Distributed Version Control	11/285,423	11/21/05

System and Method For Providing Highly Available Data Storage Using Globally Addressable Memory	5,909,540	06/01/99

Remote Access And Geographically Distributed Computers In A Globally Addressable Storage Environment	5,987,506	11/16/99

Shared Client-Side Web Caching Using Globally Addressable Memory	6,026,474	02/15/00

Dynamic Directory Service	6,647,393	11/11/03

Distributed Virtual Web Cache Implemented Entirely in Software	6,760,756	07/06/04

Internet-Based Shared File Service With Native PC Client Access And Semantics	7,058,696	06/06/06

2.	NET LOSS PER SHARE

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

For the nine months ended September 30, 2006 and 2005, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

3.	REVENUE RECOGNITION

The Company records revenue upon delivery if pervasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. Revenue for sales to distributors is recognized upon sales to end-users. Service revenue is recognized as services are performed.

4.	STOCK-BASEDCOMPENSATION

The Company currently has one stock-based compensation plan, which is described more fully in Note 8 in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2005, as filed on March 31, 2006. As amended, this plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of September 30, 2006, there were 179,652 remaining options available under this plan.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (‘SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the nine months ended September 30, 2006 include: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based in the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There were no unvested stock based payments at January 1, 2006 and there were no stock based payments granted during the nine months ended September 30, 2006.

The following table illustrates the effect on net loss and net loss per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation for the nine months ended September 30, 2005.

Net loss as reported	$(198,503)
Add back stock-based compensation included in the determination of net loss as reported	428
Less stock-based compensation had all options been recorded at fair value	(1,243)
Adjusted net loss	$(199,318)

Weighted average shares outstanding, basic and Diluted	1,013,038

Net loss per share, basic and diluted, as reported	$(0.19)
Adjusted net loss per share, basic and diluted	$(0.20)

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

FileTRUSTSM is an online data storage service FileTRUSTSM users can access their stored files from any Internet-connected system. The fileTRUSTSM service complements our MangomindSM service by providing customers with a lower cost online storage system.

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

Stock-based Compensation - As part of our compensation programs offered to our employees, we grant stock options. In addition, we have engaged third-party consultants and advisors and have compensated them in the form of stock options. Through December 31, 2005 compensation for stock options issued to employees was generally measured as the difference between the exercise price of the options granted and the fair value of our common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the nine months ended September 30, 2006 include: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

Costs and Expenses

Cost of services - Cost of services consist solely of the expenses we incur to administer and service the MangomindSM and fileTRUSTSM services. These expenses consist primarily of the cost of our outsourced data center, the fees we pay to Built Right Networks to manage our billable services infrastructure, internet and telephone charges.

Other Operating Expenses -- General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At September 30, 2006, there were no full time employees performing selling and marketing activities. Effective April 1, 2005, we have outsourced our general and administrative personnel activities to Built Right Networks. Our one remaining employee is performing some general and administrative activities.

Reduction in Force - We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At September 30, 2006, we had one employee working in a general and administrative capacity.

Results of Operations - Three Months Ended September 30, 2006 and 2005

Revenues for the three months ended September 30, 2006 decreased $13,073 or 16% to $67,845 from $80,918 for the comparable period in 2005. The decrease in our revenues was primarily due to a $13,073 decrease in software license revenue. No customer accounted for more than 10% of our revenues for the three-month period ended September 30, 2006.

We recognized $64,852 from the sale of our MangomindSM service and $2,993 from the sale of our fileTRUSTSM service during the three months ended September 30, 2006. During the comparable period in 2005, we recognized $72,855 from the sale of our MangomindSM service, and $8,063 from the sale of our fileTRUSTSM service.

Cost of services for the three months ended September 30, 2006 decreased $1,403 or approximately 2% to $65,201 compared to $66,604 for the comparable period in 2005. The decrease in the cost of delivering our services was primarily a result of our continued reductions and our switch to a lower cost data center Built Right Networks.

For the three-month period ended September 30, 2006, general and administrative expenses decreased $4,455 or approximately 5% to $78,112 compared with $82,567 for the comparable period in 2005. The decrease in general and administrative expenses was primarily due to decreases in professional, and legal fees, travel and travel related expenses. For the three-month period ended September 30, 2006, we had one (1) full-time employee working in a general and administrative capacity.

Our loss from operations increased $7,215 to $75,468 for the three-month period ended September 30, 2006 compared with a loss from operations of $68,253 for the comparable period in 2005 as a result of the above factors.

Interest income decreased $700 to $2,462 for the three months ended September 30, 2006 compared to $3,162 for the three months ended September 30, 2005 primarily as a result of a reduction in our cash balances available for investment.

Results of Operations - Nine Months Ended September 30, 2006 and 2005

Revenues for the nine months ended September 30, 2006 decreased $49,239 or 19% to $210,919 from $260,158 for the comparable period in 2005. The decrease in our revenues was primarily due to a $32,056 decrease in software license revenue. No customers accounted for more than 10% of our revenues for the nine-month period ended September 30, 2006.

We recognized $198,916 from the sale of our Mangomind service and $12,003 from the sale of our fileTRUST service during the nine months ended September 30, 2006. During the same period in 2005, we recognized $238,975 from the sale of our Mangomind service and $21,183 from the sale of our fileTRUST service.

Cost of services for the nine months ended September 30, 2006 decreased $3,977 or 2% to $197,237 from $201,214 for the comparable period in 2005. The decrease in the cost of delivering our services was primarily a result of continued overhead reductions and our switch to a lower cost data center Built Right Networks.

For the nine-month period ended September 30, 2006, general and administrative expenses decreased $1,208 or 1% to $269,941 compared with $271,149 for the comparable period in 2005. The decrease in general and administrative expenses was primarily due to decreases in professional, and legal fees, travel and travel related expenses. During the nine month period ended September 30, 2006, we had one (1) full-time employee working in a general and administrative capacity.

Our loss from operations increased $43,626 to $256,259 for the nine-month period ended September 30, 2006 compared with a loss from operations of $212,633 for the comparable period in 2005 as a result of the above factors.

Interest income decreased $5,556 to $8,574 for the nine months ended September 30, 2006 compared to $14,130 for the nine months ended September 30, 2006, primarily as a result of a reduction in our cash balances available for investment.

Financial Condition, Liquidity and Capital Resources

We were formed in June 1995 and since our formation have raised approximately $74,250,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended on loans from stockholders and directors and credit from suppliers to meet our interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At September 30, 2006, approximately $831,000 in additional financing was provided through accounts payables, accrued expenses and other trade credit, a significant portion of which is past due.

At September 30, 2006, we had a cash balance of approximately $219,000 and a working capital deficiency of approximately $591,000. We do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements filed on Form 10-KSB for the period ended December 31, 2005, as reported to the Securities and Exchange Commission.

We did not make any capital expenditures during the nine months ended September 30, 2006.

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

As shown in the unaudited condensed consolidated financial statements, during the nine months ended September 30, 2006 and 2005, we incurred net losses of $247,685 and $198,503, respectively. Cash used in operations during the nine months ended September 30, 2006 and 2005 was $265,173 and $226,809, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

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

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $89,317,684 as of September 30, 2006. For the nine months ended September 30, 2006 and the year ended December 31, 2005, our losses from operations were $256,259 and $364,389, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

ITEM 3. CONTROLS AND PROCEDURES

We have significantly reduced our work force on several occasions during 2001 and 2002. At September 30, 2006 we had one (1) employee, Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 22, 2006, the Company through its subsidiary Mangosoft Intellectual Property, Inc., filed a civil action in the United States District Court for the Eastern District of Texas alleging patent infringement against eBay, Inc. of San Jose and its subsidiaries Skype Technologies SA and Skype Software Sarl of Luxembourg. The Complaint alleges that each of the defendants have infringed, and continue to infringe, U.S. Patent No. 6,647,393 entitled "Dynamic Directory Service" in violation of one or more provisions of 35 U.S.C. section 271. The complaint seeks damages for willful infringement as well as injunctive relief.

On October 26, 2006 Mangosoft Inc. was successful in its motion for summary judgment of non-infringement of United States Patent No. 6,371,790 in an action brought by Oracle International Corp. Oracle's motion for summary adjudication of patent validity, along with Mangosoft's motion to amend its final contentions of patent invalidity, and Oracle's motion to preclude Mangosoft from asserting a defense of inequitable conduct were denied by the United States District Chief Judge.

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
There were no notifications filed on Form 8-K during the three months ended September 30, 2006.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANGOSOFT, INC.

November 14, 2006	By:	/s/ Dale Vincent
Dale Vincent
Chief Executive Officer (Principal Financial and Accounting Officer)