Form 10KSB
period 2006-12-31
MANGOSOFT INC
filed 2007-03-30
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2006

or

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition Period From ____________ To ____________

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
Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for the most recent fiscal year: $275,100

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $2,320,866. This amount reflects the average bid and ask price of the Company’s common stock on the OTCBB on March 29, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock	3,413,038 Shares
$0.001 Par Value	(Outstanding on March 30, 2007)

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

On January 10, 2007, the Company announced the sale of an aggregate of 2,400,000 shares of common stock, par value $.001 per share to a group of investors led by current stockholders. Through the private placement of its common stock, the Company raised aggregate gross proceeds of $1,200,000. One of the investors in the offering provided bridge financing to the Company on September 20, 2006 in the principal amount of $250,000, and which the bridge financing was automatically converted into a subcription for Common Stock pursuant to the offering. The Company intends to utilize the net proceeds of the private placement to pay past due expenses and to fund its various patent litigations

(B) BUSINESS OF MANGOSOFT

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

CONCENTRATIONS

We generate the majority of our revenues from the sale of our products and services in North America. All of our 2006 and 2005 revenues were generated from sales to North American customers.

Two customers accounted for approximately 10% of our 2006 net revenues. One customer accounted for approximately 12% of our 2005 net revenues.

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

EMPLOYEES

As of December 31, 2006 we had 1 full-time employee. Our success is highly dependent on our ability to attract and retain qualified resellers and to retain qualified outsourced information system management. To date, we believe we have been successful in our efforts, but there is no assurance that we will continue to be as successful in the future. Our employee is not subject to a collective bargaining agreement.

RISK FACTORS

We Have a Limited Operating History and Substantial Cumulative Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $88,944,248 as of December 31, 2006. For the years ended December 31, 2006 and 2005, our losses from operations, excluding the net effects of stock-based compensation, were $555,806, and $363,961, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

We Will Need Additional Financing.

We may require additional capital to finance our future operations. We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise.,

Our Success Depends on Our Outsourced Services Agreement.

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

ITEM 2. DESCRIPTION OF PROPERTY

In 2006 and 2005, the Company did not have any rent commitments or expense.

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

ITEM 3. LEGAL PROCEEDINGS (continued)

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

On March 29, 2007 the Company filed a Notice of Appeal in the United States District Court for the District of New Hampshire in the case of Mangosoft, Inc., et al. v. Oracle Corporation, C.A. No. 02-545-M. By filing the Notice of Appeal, Mangosoft has commenced an appeal in the United States Court of Appeals for the Federal Circuit challenging, among other things, the District Court’s claim construction Order of September 21, 2004, the District Court’s order granting defendant Oracle Corporation’s motion for summary judgment of non-infringement entered on March 14, 2006, and the District Court’s entry of final judgment entered on March 29, 2007.

Other than the matters listed above, there are no material pending legal proceedings, other than the routine litigation occurring in the normal course of operations, to which we are party or of which any of our properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2006 to a vote of our security holders, through the solicitation of proxies or otherwise.

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

The following sets forth the high and low bid price quotations for each calendar quarter in which trading occurred during the last two fiscal years, adjusted to reflect the effects of the March 7, 2003 reverse stock split. Such quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions:

2006	High	Low
First Quarter	$7.70	$0.60
Second Quarter	1.01	0.35
Third Quarter	1.00	0.47
Fourth Quarter	1.76	0.56

2005	High	Low
First Quarter	$10.00	$4.25
Second Quarter	11.35	4.25
Third Quarter	6.40	3.00
Fourth Quarter	4.75	3.30

On January 18, 2007, the last reported sale price of our common stock on the OTCBB was $.70 per share.

(B) Holders

As of December 31, 2006, there were approximately 385 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street name.”

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

(D) Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth information surrounding compensation plans in which we have authorized the future issuance of our common stock:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	75,000	$1.73	179,652

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-KSB contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Annual Report on Form 10-KSB, including under “Risk Factors.” You should read the following discussion and analysis together with our condensed consolidated financial statements for the periods specified and the related notes included herein. Further reference should be made to our Annual Report on Form 10-KSB for the period ended December 31, 2006 filed with the Securities and Exchange Commission.

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

Investments - At December 31, 2006, the Company did not have any investments.

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

Engineering and Development Expenses - Engineering and development expenses consist primarily of costs related to the design, development, testing, deployment and enhancement of our products and services. We have expensed our engineering and development costs as incurred. At December 31, 2006, there were no full time employees performing engineering or development on our products and services. We have outsourced the maintenance of our billable services infrastructure as well as product and customer support to Built Right Networks.

Other Operating Expenses - Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At December 31, 2006, there were no full time employees performing selling and marketing activities. Our remaining employee is performing general and administrative activities.

Reduction in Force - We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At December 31, 2005, we had one employee, working in a general and administrative capacity.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2006 AND 2005

Revenues for year ended December 31, 2006 decreased $61,424 or 18% to $275,100 from $336,524 for the comparable year in 2005. No customer accounted for more than 10% of our revenues for either period.

We recognized $260,399 from the sale of our MangomindSM service and $14,701 from the sale of our fileTRUSTSM service during the year ended December 31, 2006. During the year 2005, we recognized $310,777 from the sale of the MangomindSM service and $25,747 from the sale of our fileTRUSTSM service.

Cost of services for year ended December 31, 2006 decreased $5,179 or 2% to $262,903 compared to $268,082 for the comparable year in 2005. The decrease in the cost of delivering our services was primarily a result of our continued reductions and our switch to a lower cost data center. In response to our loss of Bank of America (formerly FleetBoston) as a customer, we have instituted cost reductions to lessen the adverse effects of the loss of the Bank of America (formerly FleetBoston) revenues, including restructuring our business relationships with key vendors such as Built Right Networks.

There was no engineering and development expense for the years ended December 31, 2006 and 2005. During the years ended December 31, 2006 and 2005, we had no employees performing engineering or development activities

For the year ended December 31, 2006, other operating expenses including selling and marketing and general and administrative expenses increased $135,600 or 31% to $568,003 compared with $432,403 for the comparable period in 2005. The increase in other operating expenses was due primarily to legal costs incurred in pursuit of patents and in defense of our patents combined with a reduction of public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the year ended December 31, 2006 and 2005, our one (1) full-time employee was working in a general and administrative capacity.

There was no stock-based compensation recorded for the year ended December 31, 2006 compared to $428 for the comparable year in 2005.The decrease in this expense was primarily attributable to the decrease in the number of outstanding employee stock options subject to compensation expense. The expense represents the ratable recognition of stock-based compensation for stock option awards granted in 2000 at exercise prices that were less than the fair value at the time of grant. See Note 8 to the consolidated financial statements.

Our loss from operations increased $191,417 to $555,806 for the year ended December 31, 2006 compared with a loss from operations of $364,389 for the comparable year in 2005 as a result of the above factors.

Interest income decreased $7,261 to $10,243 for the year ended December 31, 2006 compared to $17,504 for the year ended December 31, 2005. Our cash balances available for investment have decreased period over period.

We settled an outstanding account payable to a law firm during 2006 that resulted in the recognition of other income in the amount of $677,777. No similar income items were recognized in 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We were formed in June 1995 and, since our formation, have raised approximately $74,500,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At December 31, 2006, approximately $114,000 in additional financing was provided through accounts payable, accrued expenses and other trade credit, a significant portion of which is past due.

At December 31, 2006, we had a cash balance of approximately $125,000 and a working capital deficit of approximately $218,000. We do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements.

During 2006 two corporate notes receivable totaling approximately $3,000 matured from Unicrown Partners LLC, a privately held company in which Selig Zises and Jay Zises are members. Selig Zises and Jay Zises are stockholders of MangoSoft, Inc. Selig Zises was the former co-chairman of our Board of Directors. Investments in high-yield securities pose higher risks than investments in lower-yield securities, including the risk of total loss.

We did not make any capital expenditures during the fiscal year 2006.

We have significantly modified our operations and reduced our work force on four separate occasions since April 2001. We currently have one (1) employee, working in a general and administrative capacity. We outsource the management of our billable services infrastructure, software code base, customer support and reseller channel management to Built Right Networks for approximately $21,000 per month, under an agreement, which can be cancelled with a ninety (90) day notice.

Unless we can generate significant on-going revenue, we will need additional sources of equity or debt financing. Although we have been successful in raising past financing, there can be no assurances that additional financing will be available to us on commercially reasonable terms, or at all.

As shown in the audited consolidated financial statements, during the years ended December 31, 2006 and 2005, we incurred net income (loss) of $125,751 and ($347,088), respectively. Cash used in operations during the years ended December 31, 2006 and 2005 was $608,852 and $320,340, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

 We have significantly reduced our work force on several occasions during 2001 and 2002. At December 31, 2006 and 2005, we had one (1) employee, Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Dale Vincent, age 60, is our President, Chief Executive Officer and sole director. Mr. Vincent provides his services on a full-time basis. Mr. Vincent was appointed President, Chief Executive Officer and elected a Director in September 1999. Previously, he served as the Chief Executive Officer of MangoSoft Corporation since May 1999, as its Chief Financial Officer from September 1998 to May 1999, and as a Director of MangoSoft Corporation since July 1995. Mr. Vincent has over 25 years of senior financial and business management experience, with the last 16 years developing and funding companies in the software industry. Since April 1990, Mr. Vincent has served as a Managing Director of ACAP, a private investment company, the general partner of Associated Capital L.P., a private investment company, and consults with Associated Capital L.P with respect to its investment and marketing activities. He has also served as a Director of MaMaMedia, Inc. since 1996.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our directors and officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Our personnel generally prepare these reports on the basis of information obtained from each director and officer, and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all reports filed. To the best of our knowledge, all reports required by Section 16(a) of the Exchange Act to be filed by our directors, officers and 10% or greater stockholders during our fiscal year ended December 31, 2006 were filed on time.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation we paid to our chief executive officer in 2006 and 2005 (the “Named Executive Officer”).

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awards	Securities Under Options/SARS	LTIP Payouts	All Other Comp.

Dale Vincent President and Chief Executive Officer	2006 2005	$202,488 208,667	- -	- -	- -	- -	- -	- -

Options

The following tables sets forth information concerning the number and value of unexercised options held by him at December 31, 2006. The value of the unexercised in-the-money options is based on the average bid and ask price of our common stock on the OTCBB on December 31, 2006 ($.87).

Fiscal Year-End Option / SAR Values

	Shares Acquired	Value	No. of Securities Underlying Unexercised Options		Value of Unexercised In-The-Money Options
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Dale Vincent	-	-	75,000	-	$113,342	$-

Compensation of Directors

There were no outside directors in 2006. Accordingly, with the exception of the compensation we paid to Mr. Vincent for his services as our president and chief executive officer, no other compensation was paid to any director in 2006.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 1, 2007 with respect to beneficial ownership of our common stock by (i) each person we know to own beneficially more than 5% of our outstanding common stock; (ii) each director and named executive officer; and (iii) all directors and named executive officers as a group. The percentages in the last column are based on 3,413,038 shares of common stock outstanding on March 1, 2007. In each case, except as otherwise indicated in the footnotes to the table, the shares shown in the second column are owned directly by the individual or members of the group named in the first column and such individual or group members have sole voting and dispositive power with respect to the shares shown. For the purposes of this table, beneficial ownership is determined in accordance with the federal securities laws and regulations; inclusion in the table of shares not owned directly by the named director or executive officer does not constitute an admission that such shares are beneficially owned by the director or officer for any other purpose.

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

At December 31, 2006, two corporate notes receivable totaling approximately $3,000 matured from Unicrown Partners LLC, a privately held company in which Selig Zises and Jay Zises are members. Selig Zises and Jay Zises are stockholders of MangoSoft, Inc. Selig Zises was the former co-chairman of our Board of Directors. Investments in high-yield securities pose higher risks than investments in lower-yield securities, including the risk of total loss.

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

On September 26, 2006, Selig Zises provided bridge financing to Mangosoft Corporation in the principal amount of $250,000. At the closing of the Mangosoft Corporation offer and sale of 2,400,000 shares of common stock on January 10, 2007, the bridge financing shall automatically be converted into a subscription of common stock. of 500,000 shares.

On January 10, 2007, in connection with the sale of 2,400,000 of common stock, Jay Zises purchased purchased 300,000 shares for $150,000 in cash.

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

There were no notifications filed on Form 8-K during the year ended December 31, 2006. There was a Form 8-K filed January 17, 2007 indicating the private placement of its common stock, par value $.001 per share, raising aggregate gross proceeds of $1,200,000 through the sale of 2,400,000 shares of Common Stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees billed by Stowe & Degon for the audit of our annual financial statements for the fiscal years ended December 31, 2006 and 2005 and the review of our quarterly financial statements included in our quarterly reports on Form 10-QSB were approximately $31,000 and $35,000, respectively.

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

March 29, 2007

MANGOSOFT, INC.

/s/ Dale Vincent
Dale Vincent
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Financial and Accounting Officer)

MANGOSOFT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of MangoSoft, Inc.:

We have audited the accompanying consolidated balance sheet of MangoSoft, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of MangoSoft, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stowe & Degon

Worcester, MA
March 30, 2007

MANGOSOFT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$125,348
Accounts receivable	20,900
Total current assets	$146,248

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$51,738
Accrued compensation	7,788
Other accrued expenses and current liabilities	54,243

Total current liabilities	113,769

Long Term Liabilities:
Note payable	250,000

Total Liabilities	363,769

Commitments and Contingencies (Note 11)

Stockholders’ Deficit:
Preferred stock - $0.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000 shares	20
Common stock - $0.001 par value, authorized, 3,703,704 shares, issued and outstanding 1,013,038 shares	1,013
Additional paid-in-capital	88,725,694

Accumulated deficit	(88,944,248)
Total stockholders’ deficit	(217,521)
Total	$146,248

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005

Service revenues	$275,100	$336,524

Costs and expenses:
Cost of services (1)	262,903	268,082

General and administrative (1)	568,003	432,403

Stock-based compensation expense	-	428
Loss from operations	(555,806)	(364,389)
Interest income	10,243	17,504
Interest expense	(6,463)	-
Income from settlement of accrued legal fees	677,777	-
Other expense	-	(203)
Net income (loss)	$125,751	$(347,088)

Net income (loss) per share - basic	$0.12	$(0.34)
Net income (loss) per share - diluted	$0.12	$(0.34)

Weighted average shares outstanding - basic	1,013,038	1,013,038
Weighted average shares outstanding - diluted	1,088,038	1,013,038

(1) Excludes stock-based compensation expense as follows:

General and administrative	-	428
	$-	$428

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, January 1, 2005	20,000	$20	1,013,038	$1,013	$88,725,694	$(428)	$(88,722,911)	$3,388
Stock-based ompensation	-	-	-	-	-	428	-	428
Net loss	-	-	-	-	-	-	(347,088)	(347,088)
Balance, December 31, 2005	20,000	20	1,013,038	1,013	88,725,694	-	(89,069,999)	(343,272)
Net income	-	-	-	-	-	-	125,751	125,751
Balance, December 31, 2006
	20,000	$20	1,013,038	$1,013	$88,725,694	$-	$(88,944,248)	$(217,521)

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$125,751	$(347,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from settlement of accrued legal expenses	(677,777)	-
Stock-based compensation	-	428

Increase (decrease) in cash from the change in:
Accounts receivable	(3,493)	(4,895)
Accounts payable	(6,522)	4,187
Accrued compensation	-	(2,285)
Other accrued expenses and current liabilities	(46,811)	49,780
Deferred revenue	-	(20,467)
Net cash used in operating activities	(608,852)	(320,340)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment maturities	3,538	321,446
Interest receivable	-	21,524

Net cash provided by investing activities	3,538	342,970

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	250,000	-
Net cash provided by financing activities	250,000	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(355,314)	22,630
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	480,662	458,032
CASH AND CASH EQUIVALENTS, END OF YEAR	$125,348	$480,662

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Operations

The Company

MangoSoft, Inc. and subsidiaries (the "Company") markets, sells and supports Internet business software and services that improve the utility and effectiveness of Internet-based business applications. The Company’s software solutions address the networking needs of small businesses, workgroups and large enterprises. The Company is engaged in a single operating segment of the computer software industry.

As shown in the consolidated financial statements, during each of the two years in the period ended December 31, 2006, the Company incurred losses from operations of $555,806 and $364,889 respectively. Cash used in operations during each of the two years in the period ended December 31, 2006 was $608,852 and $320,340, respectively. These factors, among others, raise significant doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

The Company has reduced its work force on four separate occasions since April 23, 2001 due to adverse economic conditions and the Company’s need to conserve capital. At December 31, 2006 and 2005, the Company had one (1) and two (2) employees, respectively, working in a general and administrative capacity.

On July 27, 2006, in order to optimize the Company's flexibility in undertaking new business opportunities, the Company decided to manage its patent portfolio and intellectual property assets through a new wholly-owned subsidiary Mangosoft Intellectual Property, Inc. The new Company is authorized to issue up to 1,000 shares of $.01 par value common stock. Mangosoft Intellectual Property, Inc. issued 100 of these shares of stock to Mangosoft Corp. None of the remaining 900 authorized shares have been issued at December 31, 2006.

On September 11, 2006, Mangosoft Corp. assigned the ownership and legal titles of twelve of its patents and applications with no recorded value to Mangosoft Intellectual Property, Inc., (a wholly owned subsidiary). Pursuant to the agreement, Mangosoft Corp. assigned the entire right, title, and interest in and to the following applications to Mangosoft Intellectual Property, Inc.:

Title	Application No./Patent No.	Filing Date/Issue Date
System For Tracking Data	08/848,970	05/02/97

Method For Scheduling Thread Execution On A Limited Number Operating System	09/069,352	04/29/98

Internet-Based Shared File Service With Native PC Client Access And Semantics And Distributed Access Control	09/704,050	11/01/00

Internet-Based Shared File Service With Native PC Client Access And Semantics	09/704,262	11/01/00

Title	Application No./Patent No.	Filing Date/Issue Date
Dynamic Directory Service	10/704,327	11/07/03

Internet-Based Shared File Service With Native PC Client Access And Semantics And Distributed Version Control	11/285,423	11/21/05

System and Method For Providing Highly Available Data Storage Using Globally Addressable Memory	5,909,540	06/01/99

Remote Access And Geographically Distributed Computers In A Globally Addressable Storage Environment	5,987,506	11/16/99

Shared Client-Side Web Caching Using Globally Addressable Memory	6,026,474	02/15/00
Dynamic Directory Service	6,647,393	11/11/03

Distributed Virtual Web Cache Implemented Entirely in Software	6,760,756	07/06/04

Internet-Based Shared File Service With Native PC Client Access And Semantics	7,058,696	06/06/06

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant intercompany balances.

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

The Company purchases all of its outsourced data center services from one vendor. Management believes an alternate vendor could be secured in the event the current vendor discontinued services in its current capacity.

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

Stock-Based Compensation - The Company accounts for stock-based employee compensation arrangements according to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” effective January 1, 2006. Prior to adopting SFAS No. 123R the Company accounted for stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force (“EITF”) Abstract No. 96-18, “Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

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

The following table provides the reported and pro forma net loss and loss per share amounts for the year ended December 31, 2005 had compensation expense for the Company’s stock-based compensation plans been determined based on the fair market value on the grant dates for awards under those plans consistent with the method of SFAS 123:

2005
Net loss applicable to common stockholders, as reported	$(347,088)
Add back: stock-based compensation costs included in the determination of net loss applicable to common shareholders, as reported	428
Less: Stock-based compensation had all options been recorded at fair value	(428)

Adjusted net loss	$(347,088)

Weighted average shares outstanding, basic and diluted	1,013,038

Net loss per share, basic and diluted, as reported	$(0. 34)
Adjusted net loss per share, basic and diluted	$(0. 34)

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

Net Loss Per Common Share - Basic net income (loss) per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects, in addition to the weighted average number of common shares, the potential dilution if common stock options were exercised into common stock, unless the effects of such exercises would have been antidilitive.

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Basic and diluted loss per common share are the same for 2005 as potentially dilutive stock options totaling 75,000 in 2006 and 2005 have not been included in the 2005 calculation of diluted net loss per common share available to common stockholders, as their inclusion would have been antidilutive.

Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the years ended December 31, 2006, and 2005:

	Years Ended December 31,
	2006	2005
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Recently Issued Accounting Pronouncements

   In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments - An amendment to FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. In addition, it amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument. The new standard is effective to new or modified financial instruments in fiscal years beginning after September 15, 2006. The implementation of SFAS 155 is not expected to have material impact on the Company’s consolidated financial statements.

   In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”).  This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This standard clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The implementation of SFAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.

   In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” (“FIN 48”),   FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for annual periods beginning after December 15, 2006. The implementation of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The new FASB rule does not supersede all applications of fair value in other pronouncements, but creates a fair value hierarchy and prioritizes the inputs to valuation techniques for use in most pronouncements.  It requires companies to assess the significance of an input to the fair value measurement in its entirety. SFAS 157 also requires companies to disclose information to enable users of financial statements to assess the inputs used to develop the fair value measurements.  SFAS 157 is effective for fiscal periods beginning after November 15, 2007.  The Company is currently evaluating the impact on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”).  This standard enhances disclosure regarding the funded status of an employers’ defined benefit postretirement plan by (a) requiring companies to include the funding status in comprehensive income and (b) recognize transactions and events that affect the funded status in the financial statements in the year in which they occur (c) at a measurement date of the employer’s fiscal year-end.  SFAS 158 is not expected to apply to the Company.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”).  This standard amends FASB Statement No. 115, “Accounting for Certain Investment in Debt and Equity Securities,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option.  This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. If elected, the implementation of FAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Investments

During 2006, the Company collected its remaining corporate notes aggregating $3,538. The secured corporate notes had been executed between the Company and several privately-held companies, each of which are related parties (see Note 11). The notes were secured by certain collateral pursuant to each note agreement and certain guarantees by the respective corporations. The 12% corporate notes with varying maturity dates were carried at cost due to the uncertainty of their interest payment. The principal on these notes was collateralized by the debtor’s receivables.

4. Note Payable

On September 20, 2006, the Company borrowed $250,000 from one of its stockholders, Selig Zises, which was subsequently converted to 500,000 shares of common stock on January 10, 2007 when 2,400,000 shares of common stock were sold through a private placement for aggregate proceeds of $1,200,000, including the conversion of this note. The note calls for interest to be paid at maturity or conversion, whichever occurs first, at prime plus 1% (9.25% at December 31, 2006). Accrued liabilities at December 31, 2006 includes accrued and unpaid interest on this note in the amount of $6,463.

5. Income Taxes

The Company has federal and state tax net operating loss carryforwards available for future periods of approximately $71,901,000. The federal tax net operating loss carryforwards expire beginning in 2010, and state tax net operating loss carryforwards began expiring in 2000. As a result of the changes in the ownership of the Company, there may be limitations on the amounts of net operating loss carryforwards that may be utilized in any one year. The Company also has research and development credits for federal tax purposes of approximately $518,000, which expire beginning in 2011.

The tax effect of significant items comprising the Company’s deferred tax assets at December 31, 2006 is as follows:

2006

Deferred tax assets:
Net operating loss carryforwards	$24,446,000
Research and development credits	518,000
24,964,000
Valuation allowance	(24,964,000)
Net deferred tax assets	$-

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Income Taxes (continued)

The Company believes that uncertainty exists with respect to future realization of the deferred tax assets and has established a valuation allowance for the full amount as of December 31, 2006 and 2005.

A reconciliation between the amount of income tax determined by applying the applicable U.S. statutory tax rate to the pre-tax loss is as follows:

	2006	2005

Federal statutory rate	34%	34%
State tax, net of federal impact	6	6
Provision for valuation allowance on deferred tax assets	(40)	(40)
Effective tax rate	-%	-%

6. Stockholders’ Equity

Preferred stock -The Preferred Stock has no stated dividend rate. Each share of Preferred Stock is convertible into one share of common stock at the option of the holder. In addition to the conversion feature, the holders of the Preferred Stock are entitled to twenty-five votes per share of Preferred Stock on any matter brought to a vote of stockholders.

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

7. Stock Option Plan

The Company’s 1999 Incentive Compensation Plan (the “Plan”) as amended, provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of December 31, 2006, there were 179,652 remaining options available for grant under the Plan.

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plan (continued)

Stock-based compensation of $428 is included in the Company’s 2005 results of operations in connection with these grants issued prior to 2005 at exercise prices below the fair value of the Company’s common stock at the grant date. No such compensation expense was recognized in 2006.

There were no option grants made in 2006 and 2005.

Stock option activity, including options granted under the predecessor 1995 Stock Option Plan, was as follows:

	Number of Options	Weighted Exercise Price

Outstanding at December 31, 2004	110,245	12.99
Granted	-	-
Exercised	-	-
Forfeited	(35,245)	35.22
Outstanding at December 31, 2005	75,000	1.73
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2006	75,000	$1.73

Exercisable at December 31, 2006 and 2005	75,000

Options Outstanding			Options Exercisable
Number of Options	Range of Exercise Prices	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Currently Exercisable

37,037	$1.00	5.5	$1.00	37,037
37,963	$4.05	8.5	$4.04	37,963
75,000				75,000

8. Retirement Savings Plan

The Company adopted a savings plan for its employees pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate and the plan allows a deferral ranging from a minimum 1% to the maximum percentage of compensation permitted by law. The Company may, at the discretion of the Board of Directors, make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company did not make any contribution in 2006 or 2005.

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies

The Company has entered into contingency fee arrangements with three firms providing legal services on behalf of the Company. Unless the firms are dismissed, no payment is to be made to these firms unless the outcome of certain litigations are successful.

On November 22, 2006 the Company entered into an agreement with a law firm with which it had incurred approximately $727,000 in fees that were included in accounts payable. Under the agreement the Company settled this outstanding payable with a cash payment to the firm of $50,000. The Company also agreed to pay the firm 5% of the first $10,000,000 arising from certain patent litigation as defined in the agreement.

The Company has been, and expects to continue to be, subject to legal proceedings and claims that arise in the ordinary course of business. Management currently believes the resolution of these matters will not have a material adverse impact on the Company’s financial position, results of operations or its cash flows.

10. Related Party Transactions

Investments - During 2003 the Company issued approximately $414,000 in several secured corporate notes receivable accruing interest at 12.0% to 15.0% per annum to companies who are beneficially owned by two stockholders. The notes were repaid in full to the Company in 2005.

11. Geographic Sales Information and Major Customers

The Company generates the majority of its revenues from the sale of its products and services in North America. All of the Company’s 2006 and 2005 revenues were generated from sales to North American customers.

12. Subsequent Event

On March 29, 2007 the Company filed a Notice of Appeal in the United States District Court for the District of New Hampshire in the case of Mangosoft, Inc., et al. v. Oracle Corporation, C.A. No. 02-545-M. By filing the Notice of Appeal, Mangosoft has commenced an appeal in the United States Court of Appeals for the Federal Circuit challenging, among other things, the District Court’s claim construction Order of September 21, 2004, the District Court’s order granting defendant Oracle Corporation’s motion for summary judgment of non-infringement entered on March 14, 2006, and the District Court’s entry of final judgment entered on March 29, 2007.

On January 10, 2007, the Company issued 2,400,000 shares of $0.001 par value common stock to a group of investors including current stockholders, for aggregate gross proceeds of $1,200,000. Total proceeds include the conversion of a note payable to a stockholder issued in September 2006 in the principal amount of $250,000. The Company intends to utilize the net proceeds of the private placement to pay past due expenses and to fund its various patent litigations