Form 10QSB
period 2007-03-31
MANGOSOFT INC
filed 2007-05-15
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended March 31, 2007

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Transition Period From         To

Commission File Number: 000-30781

MANGOSOFT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0543565
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

29 Riverside St., Ste A Box 8
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock	3,413,038 Shares
$0.001 Par Value	(Outstanding on May 15, 2007)

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

MANGOSOFT, INC. AND SUBSIDIARY

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$906,199	$125,348
Accounts receivable	7,997	20,900
Total assets	$914,196	$146,248

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$21,863	$51,738
Accrued compensation	3,894	7,788
Other accrued expenses and current liabilities	37,471	54,243
Total current liabilities	63,228	113,769

Long Term Liabilities:
Note payable	-	250,000
Total liabilities	63,228	363,769

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock - $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000	20	20
Common stock - $.001 par value, authorized 15,000,000 shares in March 2007 and 3,703,704 shares in December 2006; issued and outstanding, 3,413,038 in March 2007 and 1,013,038 in December 2006	3,413	1,013
Additional paid-in capital	89,904,757	88,725,694
Accumulated deficit	(89,057,222)	(88,944,248)
Total stockholders' equity (deficit)	850,968	(217,521)
Total liabilities and stockholders' equity (deficit)	$914,196	$146,248

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

Service revenues	$61,931	$70,507
Costs and expenses:
Cost of services	64,742	66,756
General and administrative	119,298	90,719
Loss from operations	(122,109)	(86,968)

Interest income	9,135	3,190
Net loss	$(112,974)	$(83,778)

Net loss per share - basic and diluted	$(0.04)	$(0.08)
Weighted average shares outstanding - basic and diluted	3,146,371	1,013,038

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(112,974)	$(83,778)
Adjustments to reconcile net loss to net cash used by operating activities:

Increase (decrease) in cash from the change in:
Accounts receivable	12,903	2,836
Accounts payable	(29,875)	(6,296)
Accrued compensation	(3,894)	(3,894)
Other accrued expenses	(10,309)	489
Net cash used in operating activities	(144,149)	(90,643)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment maturities	-	2,403
Interest receivable	-	1,135
Net cash provided by investing activities	-	3,538

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Private Placement of Common Stock	925,000	-
Net cash provided by financing activities	925,000	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	780,851	(87,105)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	125,348	480,662
CASH AND CASH EQUIVALENTS, END OF PERIOD	$906,199	$393,557

SUPPLEMENTAL DISCLOSURE OF NON CASH ACTIVITIES:

In connection with the Private Placement sale of Common Stock on January 10, 2007, the bridge financing note payable to an investor and related party in the amount of $250,000 and accrued interest in the amount of $6,463 was converted into 500,000 shares of Common Stock.

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

The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

As shown in the unaudited condensed consolidated financial statements, during the three months ended March 31, 2007 and 2006, the Company incurred net losses of $112,974 and $83,778 respectively. Cash used in operations during the three months ended March 31, 2007 and 2006 was $144,059 and $90,643, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

On September 11, 2006, Mangosoft Corp. assigned the ownership and legal titles of twelve of its patents and applications with no recorded value to Mangosoft Intellectual Property, Inc., (a wholly owned subsidiary), Pursuant to the agreement, Mangosoft Corp. assigned the entire right, title, and interest in and to the following applications to Mangosoft Intellectual Property, Inc.:

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

On January 10, 2007, the Company announced the sale of an aggregate of 2,400,000 shares of common stock, par value $.001 per share to a group of investors led by current stockholders. Through the private placement of its common stock, the Company raised aggregate gross proceeds of $1,200,000. One of the investors in the offering provided bridge financing to the Company on September 20, 2006 in the principal amount of $250,000. This principal amount and accrued interest of $6,463, was automatically converted into a subscription for Common Stock pursuant to the offering. The Company intends to utilize the net proceeds of the private placement to pay past due expenses and to fund its various patent litigations

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

For the three months ended March 31, 2007 and 2006, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

3.	REVENUE RECOGNITION

The Company records revenue upon delivery if pervasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. Revenue for sales to distributors is recognized upon sales to end users. Service revenue is recognized as services are performed.

4.	STOCK-BASED COMPENSATION

The Company currently has one stock-based compensation plan, which is described more fully in Note 8 in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2006, as filed on March 30, 2007. As amended, this plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of March 31, 2007, there were 179,652 remaining options available under this plan.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost to be recognized for the first three months of 2006 would include: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There were no unvested stock based payments at January 1, 2006 and there were no stock based payments granted during the three months ended March 31, 2007 and 2006.

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

Engineering and Development Expenses - Engineering and development expenses consist primarily of costs related to the design, development, testing, deployment and enhancement of our products and services. We have expensed our engineering and development costs as incurred. At March 31, 2007, there were no full time employees performing engineering or development on our products and services. We have outsourced the maintenance of our billable services infrastructure as well as product and customer support to Built Right Networks.

Other Operating Expenses -- Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At March 31, 2007, there were no full time employees performing selling and marketing activities. Our remaining employee is performing general and administrative activities.

Reduction in Force - We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At March 31, 2007, we had one employee, working in a general and administrative capacity.

Results of Operations - Three Months Ended March 31, 2007 and 2006

Revenues for the three months ended March 31, 2007 decreased $8,576 or 12% to $61,931 from $70,507 for the comparable period in 2006. No customer accounted for more than 10% of our revenues for either period.

We recognized $59,063 from the sale of our MangomindSM service and $2,868 from the sale of our fileTRUSTSM service during the three months ended March 31, 2007. During the comparable period in 2006, we recognized $66,042 from the sale of the MangomindSM service and $4,465 from the sale of our fileTRUSTSM service.

Cost of services for the three months ended March 31, 2007 decreased $2,014 or 3% to $64,742 compared to $66,756 for the comparable period in 2006. The decrease in the cost of delivering our services was primarily a result of our continued reductions and our switch to a lower cost data center. In response to our loss of Bank of America (formerly FleetBoston) as a customer, we have instituted cost reductions to lessen the adverse effects of the loss of the Bank of America (formerly FleetBoston) revenues, including restructuring our business relationships with key vendors such as Built Right Networks.

There was no engineering and development expense for the three months ended March 31, 2007 and 2006. During the three months ended March 31, 2007 and 2006, we had no employees performing engineering or development activities

For the three months ended March 31, 2007, other operating expenses including selling and marketing and general and administrative expenses increased $28,579 or 31% to $119,298 compared with $90,719 for the comparable period in 2006. The increase in other operating expenses was due primarily to legal costs incurred in pursuit of patents and in defense of our patents combined with a reduction of public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the three months ended March 31, 2007 and 2006, our one (1) full-time employee was working in a general and administrative capacity.

There was no stock-based compensation recorded for the three-month period ended March 31, 2007 and 2006.

Our loss from operations increased $35,141 to $122,109 for the three months ended March 31, 2007 compared with a loss from operations of $86,968 for the comparable period in 2006 as a result of the above factors.

Interest income increased $5,945 to $9,135 for the three months ended March 31, 2007 compared to $3,190 for the comparable period in 2006 due to the availability of working capital.

Financial Condition, Liquidity and Capital Resources

We were formed in June 1995 and, since our formation, have raised approximately $75,425,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At March 31, 2007, approximately $63,000 in additional financing was provided through accounts payable, accrued expenses and other trade credit, a significant portion of which is past due.

On January 10, 2007, the Company completed the sale of an aggregate of 2,400,000 shares of common stock, par value $.001 per share to a group of investors led by current stockholders. Through the private placement of its common stock, the Company raised aggregate gross proceeds of $1,200,000. One of the investors in the offering provided bridge financing to the Company on September 20, 2006 in the principal amount of $250,000. This principal amount and accrued interest of $6,463 was automatically converted into a subscription for Common Stock pursuant to the offering. The Company intends to utilize the net proceeds of the private placement to pay past due expenses and to fund its various patent litigations

At March 31, 2007, we had a cash balance of approximately $906,000 and working capital of approximately $851,000. We do not have any commercial commitments or off balance sheet financing. Our commitments are described in Note 9 to our consolidated financial statements.

We did not make any capital expenditures during the three months ended March 31, 2007.

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

As shown in the unaudited consolidated financial statements, during the three months ended March 31, 2007 and 2006, we incurred a net loss of $112,974 and $83,778, respectively. Cash used in operations during the three months ended March 31, 2007 and 2006 was $144,149 and $90,643, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any commercial commitments or off-balance sheet financing. Our commitments are described in Note 9 to our consolidated financial statements filed on Form 10-KSB for the period ended December 31, 2006, as reported to the Securities and Exchange Commission.

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $89,057,222 as of March 31, 2007. For the three months ended March 31, 2007, our loss from operations was $122,109. For the year ended December 31, 2006 our income from operations was $125,751 predominantly due to the settlement of accrued legal fees in the amount of $677,777. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

ITEM 3. CONTROLS AND PROCEDURES

We have significantly reduced our work force on several occasions during 2001 and 2002. At March 31, 2007 and 2006, we had one (1) employee, Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K:

On January 17, 2007, Form 8-K was filed indicating the private placement of its common stock, par value $.001 per share, raising aggregate gross proceeds of $1,200,000 through the sale of 2,400,000 shares of Common Stock.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2007	MANGOSOFT, INC.

/S/ Dale Vincent
Dale Vincent Chief Executive Officer (Principal Financial and Accounting Officer)