Form 10QSB
period 2007-06-30
MANGOSOFT INC
filed 2007-08-14
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock	3,413,038 Shares
$0.001 Par Value	(Outstanding on August 14, 2007)

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

MANGOSOFT, INC. AND SUBSIDIARY

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$586,112	$125,348
Accounts receivable	16,401	20,900
Total assets	$602,513	$146,248

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$9,180	$51,738
Accrued compensation	7,788	7,788
Other accrued expenses and current liabilities	46,974	54,243
Total current liabilities	63,942	113,769

Long Term Liabilities:
Note payable	-	250,000
Total liabilities	63,942	363,769

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock - $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000	20	20
Common stock - $.001 par value, authorized 15,000,000 shares in March 2007 and 3,703,704
shares in December 2006; issued and outstanding, 3,413,038 in March 2007 and 1,013,038 in December 2006	3,413	1,013
Additional paid-in capital	89,904,757	88,725,694
Accumulated deficit	(89,369,619)	(88,944,248)
Total stockholders' equity (deficit)	538,571	(217,521)
Total liabilities and stockholders' equity (deficit)	$602,513	$146,248

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2007	2006
	(Unaudited)

Service revenues	$60,244	$72,567

Costs and expenses:
Cost of services	65,256	65,280
General and administrative	314,813	101,110
Loss from operations	(319,825)	(93,823)
Interest income	7,428	2,922
Net loss	$(312,397)	$(90,901)

Net loss per share - basic and diluted	$(0.10)	$(0.09)
Weighted average shares outstanding - basic and diluted .	3,413,038	1,013,038

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2007	2006
	(Unaudited)

Service revenues	$122,175	$143,074
Costs and expenses:
Cost of services	129,998	132,036
General and administrative	434,111	191,829
Loss from operations	(441,934)	(180,791)

Interest income.	16,563	6,112
Net loss	$(425,371)	$(174,679)

Net loss per share - basic and diluted	$(0.13)	$(0.17)

Weighted average shares outstanding - basic and diluted	3,280,441	1,013,038

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(425,371)	$(174,679)
Adjustments to reconcile net loss to net cash used by operating activities:

Increase (decrease) in cash from the change in:
Accounts receivable	4,499	(4,812)
Accounts payable	(42,558)	(2,663)
Other accrued expenses	(806)	5,539
Net cash used in operating activities	(464,236)	(176,615)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment maturities	-	2,403
Interest receivable	-	1,135
Net cash provided by investing activities	-	3,538

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Private Placement of Common Stock	925,000	-
Net cash provided by financing activities	925,000	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	460,764	(173,077)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	125,348	480,662
CASH AND CASH EQUIVALENTS, END OF PERIOD	$586,112	$307,585

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

As shown in the unaudited condensed consolidated financial statements, during the six months ended June 30, 2007 and 2006, the Company incurred net losses of $425,371 and $174,679 respectively. Cash used in operations during the six months ended June 30, 2007 and 2006 was $464,236 and $176,615, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

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

On January 10, 2007, the Company announced the sale of an aggregate of 2,400,000 shares of common stock, par value $.001 per share to a group of investors led by current stockholders. Through the private placement of its common stock, the Company raised aggregate gross proceeds of $1,200,000. One of the investors in the offering provided bridge financing to the Company on September 20, 2006 in the principal amount of $250,000. This principal amount and accrued interest of $6,463, was automatically converted into a subscription for Common Stock pursuant to the offering. The Company intends to utilize the net proceeds of the private placement to pay past due expenses and to fund its various patent litigations

On April 25, 2007, the Company announced that its Mangomind Business Internet File Service now supports Microsoft's Windows Vista. With the addition of Windows Vista, Mangomind runs on all of the most commonly used Windows PC business platforms, including Windows 97, 98, ME, NT, 2000, XP and Windows Server 2003.

On July 3, 2007, the Company filed a registration statement with the Securities and Exchange Commission announcing the rights offering to purchase up to 2,400,000 shares of its common stock to current stockholders of the Company at an unspecified date. Each full right will be exercisable for one share of common stock at a subscription price of approximately $.50 per share. The Company has reserved a total of 2,400,000 shares of common stock for the exercise of these rights. In addition, some or all of the investors who participated in the January 10, 2007 private placement, intend to enter into an agreement with the Company whereby they will agree to purchase all of the shares offered in the rights offering that are not purchased by other stockholders exercising their rights under the offering.  The Company has agreed to pay the fees and expenses of the subscription agent in the rights offering. The Company has also agreed to indemnify the subscription agent from any liability which it may incur in connection with the rights offering, including liabilities under the Securities Act of 1933. The Company will not engage the services of any third party solicitation agent or information agent with respect to the rights offering. The material conditions required to consumate the above rights offering are subject to the approval of the registration statement filed with the Securities and Exchange Commission.

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

For the six months ended June 30, 2007 and 2006, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

3.	REVENUE RECOGNITION

The Company recognizes revenue generated from product sales when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. The Company recognize revenue generated from the sale of the MangomindSM and fileTRUSTSM services as the service is provided. The Company recognize revenue generated from the sale of the MangomindSM product over the period of the first year’s maintenance agreement when persuasive evidence of the arrangement exists, the price is fixed and determinable, delivery and any required installation has been completed and collection is probable.

4.	STOCK-BASED COMPENSATION

The Company currently has one stock-based compensation plan, which is described more fully in Note 8 in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2006, as filed on March 30, 2007. As amended, this plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of June 30, 2007, there were 179,652 remaining options available under this plan.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost to be recognized during 2006 and therafter would include: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There were no unvested stock based payments at January 1, 2006 and there were no stock based payments granted during the six months ended June 30, 2007 and 2006.

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

Stock-based Compensation - As part of our compensation programs offered to our employees, we grant stock options. In addition, we have engaged third-party consultants and advisors and have compensated them in the form of stock options. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost to be recognized during 2006 and thereafter would include: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R using the Black-Scholes valuation model. Results for prior periods have not been restated. There were no unvested stock based payments at January 1, 2006 and there were no stock based payments granted during the six months ended June 30, 2007 and 2006.,

Because of the cashless exercise feature of the stock options granted in 1999 and the repricing of options granted in 2000 and 2003, we are required to remeasure the compensation related to these awards at each reporting date. As the quoted market price of our common stock fluctuates, our reported operating expenses will continue to fluctuate. These fluctuations can be significant.

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

Engineering and Development Expenses - Engineering and development expenses consist primarily of costs related to the design, development, testing, deployment and enhancement of our products and services. We have expensed our engineering and development costs as incurred. At June 30, 2007, there were no full time employees performing engineering or development on our products and services. We have outsourced the maintenance of our billable services infrastructure as well as product and customer support to Built Right Networks.

Other Operating Expenses -- Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At June 30, 2007, there were no full time employees performing selling and marketing activities. Our remaining employee is performing general and administrative activities.

Reduction in Force - We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At June 30, 2007, we had one employee, working in a general and administrative capacity.

Results of Operations - Three Months Ended June 30, 2007 and 2006

Revenues for the three months ended June 30, 2007 decreased $12,323 or 17% to $60,244 from $72,567 for the comparable period in 2006. The decrease in our revenues was primarily due to a $10,297 decrease in software license revenue. No customer accounted for more than 10% of our revenues for the three-month period ended June 30, 2007.

We recognized $57,725 from the sale of our MangomindSM service and $2,159 from the sale of our fileTRUSTSM service during the three months ended June 30, 2006. During the comparable period in 2006, we recognized $68,022 from the sale of our MangomindSM service, $4,545 from the sale of our fileTRUSTSM service.

Cost of services for the three months ended June 30, 2007 decreased $24 to $65,256 compared to $65,280 for the comparable period in 2006. The decrease in the cost of delivering our services was primarily a result of our continued reductions and our switch to a lower cost data center Built Right Networks.

For the three month period ended June 30, 2007, general and administrative expenses increased $213,703 or approximately 211% to $314,813 compared with $101,110 for the comparable period in 2006. The increase in general and administrative expenses was primarily due to increases in professional, and legal fees, travel and travel related expenses. For the three-month period ended June 30, 2007 and 2006, we had one (1) full-time employee working in a general and administrative capacity.

Our loss from operations increased $226,002 to $319,825 for the three month period ended June 30, 2007 compared with a loss from operations of $93,823 for the comparable period in 2006 as a result of the above factors.

Interest income increased $4,506 to $7,428 for the three months ended June 30, 2007 compared to $2,922 for the three months ended June 30, 2006 primarily as a result of an increase in our cash balances available for investment.

Results of Operations - Six Months Ended June 30, 2007 and 2006

Revenues for the six months ended June 30, 2007 decreased $20,899 or 15% to $122,175 from $143,074 for the comparable period in 2006. No customer accounted for more than 10% of our revenues for either period.

We recognized $116,789 from the sale of our MangomindSM service and $5,386 from the sale of our fileTRUSTSM service during the six months ended June 30, 2007. During the comparable period in 2006, we recognized $134,064 from the sale of the MangomindSM service and $9,010 from the sale of our fileTRUSTSM service.

Cost of services for the six months ended June 30, 2007 decreased $2,038 or 2% to $129,998 compared to $132,036 for the comparable period in 2006. The decrease in the cost of delivering our services was primarily a result of our continued reductions and our switch to a lower cost data center. In response to our loss of Bank of America (formerly FleetBoston) as a customer, we have instituted cost reductions to lessen the adverse effects of the loss of the Bank of America (formerly FleetBoston) revenues, including restructuring our business relationships with key vendors such as Built Right Networks.

For the six months ended June 30, 2007, other operating expenses including selling and marketing and general and administrative expenses increased $242,282 or 126% to $434,111 compared with $191,829 for the comparable period in 2006. The increase in other operating expenses was due primarily to legal costs incurred in pursuit of patents and in defense of our patents combined with a reduction of public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the six months ended June 30, 2007 and 2006, our one (1) full-time employee was working in a general and administrative capacity.

There was no stock-based compensation recorded for the six-month period ended June 30, 2007 and 2006.

Our loss from operations increased $261,143 to $441,934 for the six months ended June 30, 2007 compared with a loss from operations of $180,791 for the comparable period in 2006 as a result of the above factors.

Interest income increased $10,451 to $16,563 for the six months ended June 30, 2007 compared to $6,112 for the comparable period in 2006 due to the availability of working capital.

Financial Condition, Liquidity and Capital Resources

We were formed in June 1995 and, since our formation, have raised approximately $75,425,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At June 30, 2007, approximately $63,000 in additional financing was provided through accounts payable, accrued expenses and other trade credit, a significant portion of which is past due.

On January 10, 2007, the Company completed the sale of an aggregate of 2,400,000 shares of common stock, par value $.001 per share to a group of investors led by current stockholders. Through the private placement of its common stock, the Company raised aggregate gross proceeds of $1,200,000. One of the investors in the offering provided bridge financing to the Company on September 20, 2006 in the principal amount of $250,000. This principal amount and accrued interest of $6,463 was automatically converted into a subscription for Common Stock pursuant to the offering. The Company intends to utilize the net proceeds of the private placement to pay past due expenses and to fund its various patent litigations.

On July 3, 2007, the Company filed a registration statement with the Securities and Exchange Commission announcing the rights offering to purchase up to 2,400,000 shares of its common stock to current stockholders of the Company at an unspecified date. Each full right will be exercisable for one share of common stock at a subscription price of approximately $.50 per share. The Company has reserved a total of 2,400,000 shares of common stock for the exercise of these rights. In addition, some or all of the investors who participated in the January 10, 2007 private placement, intend to enter into an agreement with the Company whereby they will agree to purchase all of the shares offered in the rights offering that are not purchased by other stockholders exercising their rights under the offering. The Company has agreed to pay the fees and expenses of the subscription agent in the rights offering. The Company has also agreed to indemnify the subscription agent from any liability which it may incur in connection with the rights offering, including liabilities under the Securities Act of 1933. The Company will not engage the services of any third party solicitation agent or information agent with respect to the rights offering. The material conditions required to consumate the above rights offering are subject to the approval of the registration statement filed with the Securities and Exchange Commission.

At June 30, 2007, we had a cash balance of approximately $586,000 and working capital of approximately $539,000. We do not have any commercial commitments or off balance sheet financing. Our commitments are described in Note 9 to our consolidated financial statements.

We did not make any capital expenditures during the six months ended June 30, 2007.

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

As shown in the unaudited consolidated financial statements, during the six months ended June 30, 2007 and 2006, we incurred a net loss of $425,371 and $174,679, respectively. Cash used in operations during the six months ended June 30, 2007 and 2006 was $464,236 and $176,615, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

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

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $89,369,619 as of June 30, 2007. For the six months ended June 30, 2007, our loss from operations was $441,934. For the year ended December 31, 2006 our income from operations was $125,751 predominantly due to the settlement of accrued legal fees in the amount of $677,777. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

We have significantly reduced our work force on several occasions during 2001 and 2002. At June 30, 2007 and 2006, we had one (1) employee, Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

Our principal executive and financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-KSB. Based on such evaluation, our principal executive and financial officer has concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANGOSOFT, INC.

August 14, 2007	/s/ Dale Vincent
Dale Vincent Chief Executive Officer (Principal Financial and Accounting Officer)