Form 10KSB/A
period 2006-12-31
MANGOSOFT INC
filed 2007-10-11
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

Amendment No. 1

☒  Annual Report Under Section 13 or 15( d ) of the Securities Exchange Act of 1934.

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

On January 10, 2007, the Company announced the sale of an aggregate of 2,400,000 shares of common stock, par value $.001 per share to a group of investors led by current stockholders. Through the private placement of its common stock, the Company raised aggregate gross proceeds of $1,200,000. One of the investors in the offering provided bridge financing to the Company on September 20, 2006 in the principal amount of $250,000, and which the bridge financing was automatically converted into a subscription for Common Stock pursuant to the offering. The Company intends to utilize the net proceeds of the private placement to pay past due expenses and to fund its various patent litigations

(B) BUSINESS OF MANGOSOFT

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

BUSINESS STRATEGY

We no longer develop new software products or services. We continue to market, sell and support our software services. Our strategy also includes seeking strategic business partnerships and distribution channels to leverage our patented technology. All of our business operations are overseen by our sole officer and director, who utilizes third party contractors, as required, to implement the Company’s business strategy.

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

MangoSoft’s software and services make the Internet a better place for business. Our customers use Mangomind SM to easily and securely connect with remote colleagues, clients and partners around the world. In doing so, Mangomind enables its users to make smarter and faster business decisions. Mangomind provides the secure file sharing benefits of a virtual private network (“VPN”) without additional hardware and configuration complexities.

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

•
File access permissions . The Mangomind file system allows users to define access permissions for users or groups of users on individual drives, files and folders. Permission settings are easily specified using the same familiar Microsoft Windows procedures.

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

•
High availability service . The Mangomind service provides automatic backup and restore functions, full-time customer support and service, and service level agreements to ensure high availability of the service. The Mangomind service is hosted and managed by leading service providers.

fileTRUST SM is an online data storage service we purchased from Bank of America (formerly FleetBoston) in February 2002. fileTRUST SM users can access their stored files from any Internet-connected system. The fileTRUST SM service complements our Mangomind service by providing our customers with a lower cost online storage system. In conjunction with our purchase of fileTRUST SM , we executed a two-year enterprise license agreement with Bank of America (formerly FleetBoston) for the internal use of fileTRUST SM by Bank of America (formerly FleetBoston), which expired in February 2004. The terms and conditions of this agreement provide for automatic renewals on a month-to-month basis. Bank of America (formerly FleetBoston) terminated its license agreement with us in September 2004. The loss of Bank of America (formerly FleetBoston) as a customer has had a material adverse affect on our business.

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

Our Performance Depends on Market Acceptance of Our Products.

We expect to derive a substantial portion of our future revenues from the sales of Mangomind SM and fileTRUST SM . Due to our small size and need to conserve capital, our selling and marketing activities for these products and services is limited. If markets for our products fail to develop, develop more slowly than expected, are subject to substantial competition or react negatively to Bank of America’s (formerly FleetBoston) termination of its February 2002 enterprise license agreement with us, our business, financial condition and results of operations may be adversely affected.

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

On March 29, 2007 the Company filed a Notice of Appeal in the United States District Court for the District of New Hampshire in the case of Mangosoft, Inc., et al. v. Oracle Corporation , C.A. No. 02-545-M. By filing the Notice of Appeal, Mangosoft has commenced an appeal in the United States Court of Appeals for the Federal Circuit challenging, among other things, the District Court’s claim construction Order of September 21, 2004, the District Court’s order granting defendant Oracle Corporation’s motion for summary judgment of non-infringement entered on March 14, 2006, and the District Court’s entry of final judgment entered on March 29, 2007.

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

Mangomind SM  is a multi-user, business-oriented, peer-to-peer file sharing system, allowing individual users to collaborate over the Internet across organizational boundaries in a safe and secure manner. The architecture is a blend of the manageability of client/server with the autonomy, clustering, and caching optimizations of peer-to-peer. The user experience is one of easy file sharing with colleagues through what looks like an ordinary LAN shared drive. Mangomind SM provides the secure file sharing benefits of a VPN without additional hardware and configuration complexities. Mangomind SM is sold as both a service and a standalone software product

fileTRUST SM is an online data storage service we purchased from Bank of America (formerly FleetBoston) in February 2002 for approximately $427,000, of which $175,000 was paid in cash and the balance in our common stock and warrants to purchase our common stock at $14.31 per share. fileTRUST SM users can access their stored files from any Internet-connected system. The fileTRUST SM service compliments our Mangomind SM service by providing customers with a lower cost online storage system. In conjunction with our purchase of fileTRUST SM , we executed a two-year enterprise license agreement with Bank of America (formerly FleetBoston) for the internal use of fileTRUST SM by Bank of America (formerly FleetBoston), which expired in February 2004. The terms and conditions of this agreement provided for automatic renewals on a month-to-month basis.

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

Revenue Recognition - We recognize revenue generated from product sales when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. We recognize revenue generated from the sale of the Mangomind SM and fileTRUST SM services as the service is provided. We recognize revenue generated from the sale of the Mangomind SM product over the period of the first year’s maintenance agreement when persuasive evidence of the arrangement exists, the price is fixed and determinable, delivery and any required installation has been completed and collection is probable.

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

Costs and Expenses

Cost of services - Cost of services consist solely of the expenses we incur to administer and service the Mangomind SM and fileTRUST SM services. These expenses consist primarily of salaries and related personnel costs, the cost of our outsourced data center, the license royalties we pay to our e-security software provider for the encryption used in the Mangomind SM service and the fees we pay to Built Right Networks to manage our billable services infrastructure.

Costs and Expenses

Cost of services - Cost of services consist solely of the expenses we incur to administer and service the Mangomind SM and fileTRUST SM services. These expenses consist primarily of salaries and related personnel costs, the cost of our outsourced data center, the license royalties we pay to our e-security software provider for the encryption used in the Mangomind SM service and the fees we pay to Built Right Networks to manage our billable services infrastructure.

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

We recognized $260,399 from the sale of our Mangomind SM service and $14,701 from the sale of our fileTRUST SM service during the year ended December 31, 2006. During the year 2005, we recognized $310,777 from the sale of the Mangomind SM service and $25,747 from the sale of our fileTRUST SM service.

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

PLAN OF OPERATION

We believe that we may be required to raise additional funds in order to meet our cash requirements. In the event that our revenues from the current marketing, sales and support of our business software and services are insufficient, we may need to seek alternative sources of capital over the next twelve (12) months. While we do not anticipate any capital expenditures, product research and development or significant increase in employees over the next twelve (12) months, we continue to have additional cash needs related to our ongoing operations in general and our various ongoing intellectual property litigations in particular. In the event that cash flow from operations is insufficient for us to meet our obligations on a timely basis, we will be required to raise additional capital from stockholders, of which there can be no assurances. In July, 2007 the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (which was subsequently amended in September of 2007, and currently remains pending) with respect to a proposed rights offering pursuant to which the Company would propose to offer to its stockholders an aggregate of 2,400,000 shares of its common stock at a per share purchase price of $.50 per share, which, if effected in full, would result in gross proceeds to the Company of $1,200,000.

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

Options

The following table sets forth information concerning the number and value of unexercised options held by him at December 31, 2006. The value of the unexercised in-the-money options is based on the average bid and ask price of our common stock on the OTCBB on December 31, 2006 ($.87).

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

Beneficial owners:	Number of Shares of Common Stock Owned	Percent of Outstanding Common Stock Owned

Selig Zises (2)(4)	119,859	11.8%
988 Fifth Avenue, 9 th Floor New York, NY 10021
Jay Zises (1)(4)	117,851	11.6
767 3 rd Avenue, 16 th Floor New York, NY 10017
Directors and officers:
Dale Vincent (3)	76,116	7.0

All Directors and officers as a group	76,116	7.0%

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

On January 10, 2007, in connection with the sale of 2,400,000 of common stock, Jay Zises purchased 300,000 shares for $150,000 in cash.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger by and among First American Clock Co., MangoSoft Corporation and MangoMerger Corp., dated as of August 27, 1999. (1)

3.1	Articles of Incorporation, as amended. (2)

3.2	By-laws. (2)

4.1	Rights Plan. (6)

10	Lease of Westborough Office Park, Building Five, dated November 10, 1995. (3)

14	Code of Ethics. (7)

21	Subsidiary of the Registrant. (2)

23.1	Consent of Registered Public Accounting Firm (8)

31.1	Certification of Principal Executive Officer required by Rule 13a 14(a) or Rule 15-d14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	1999 Incentive Compensation Plan, as amended and restated on May 1, 2000. (1)

99.2	Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (1)

99.3	Form of Warrant Agreement. (1)

99.4	Asset Purchase Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)

99.5	Warrant Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)

99.6	Information Management Services Agreement, dated September 30, 2002, between MangoSoft, Inc. and Built Right Networks LLC. (5)

99.7	Rights Agreement, dated March 14, 2003 and amended on July 25, 2003, between MangoSoft, Inc. and Interwest Transfer Co., Inc. (6)

(1)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.

(2)	Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby incorporated by reference thereto.

(3)	Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.

(4)	Filed as an exhibit to our Quarterly Report filed August 14, 2002 for the quarter ended June 30, 2002 and hereby incorporated by reference thereto.

(5)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 30, 2002 and hereby incorporated by reference thereto.

(6)	Filed as an exhibit to our Current Report on Form 8-K for an event dated March 21, 2003, as amended on July 25, 2003, and hereby incorporated by reference thereto.

(7)	Filed as an exhibit to our Annual Report filed on March 26, 2004 for the years ended December 31, 2003 and hereby incorporated by reference thereto.

(8)	Previously Filed.

(b)	Reports on Form 8-K:

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

October 10, 2007
MANGOSOFT, INC.

October 10, 2007	By:	/s/ Dale Vincent
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

MANGOSOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005

Service revenues	$275,100	$336,524

Costs and expenses:
Cost of services (1)	262,903	268,082

General and administrative (1)	568,003	432,403

Stock-based compensation expense	-	428
Loss from operations	(555,806)	(364,389)
Interest income	10,243	17,504
Interest expense	(6,463)	-
Income from settlement of accrued legal fees	677,777	-
Other expense	-	(203)
Net income (loss)	$125,751	$(347,088)

Net income (loss) per share - basic	$0.12	$(0.34)
Net income (loss) per share - diluted	$0.12	$(0.34)

Weighted average shares outstanding - basic	1,013,038	1,013,038
Weighted average shares outstanding - diluted	1,088,038	1,013,038

(1) Excludes stock-based compensation expense as follows:

General and administrative	-	428
	$-	$428

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, January 1, 2005	20,000	$20	1,013,038	$1,013	$88,725,694	$(428)	$(88,722,911)	$3,388
Stock-based compensation	-	-	-	-	-	428	-	428
Net loss	-	-	-	-	-	-	(347,088)	(347,088)
Balance, December 31, 2005	20,000	20	1,013,038	1,013	88,725,694	-	(89,069,999)	(343,272)
Net income	-	-	-	-	-	-	125,751	125,751
Balance, December 31, 2006
	20,000	$20	1,013,038	$1,013	$88,725,694	$-	$(88,944,248)	$(217,521)

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

The following table provides the reported and pro forma net loss and loss per share amounts for the year ended December 31, 2005 had compensation expense for the Company’s stock-based compensation plans been determined based on the fair market value on the grant dates for awards under those plans consistent with the method of SFAS 123 :
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

 Recently Issued Accounting Pronouncements

   In February 2006, the FASB issued Statement No. 155, “ Accounting for Certain Hybrid Financial Instruments - An amendment to FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. In addition, it amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument. The new standard is effective to new or modified financial instruments in fiscal years beginning after September 15, 2006. The implementation of SFAS 155 is not expected to have material impact on the Company’s consolidated financial statements.

   In March 2006, the FASB issued Statement No. 156, “ Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”).  This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This standard clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The implementation of SFAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.

   In July 2006, the FASB issued Interpretation No. 48 “ Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” (“FIN 48”),   FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for annual periods beginning after December 15, 2006. The implementation of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

In September 2006, the FASB issued Statement No. 157, “ Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The new FASB rule does not supersede all applications of fair value in other pronouncements, but creates a fair value hierarchy and prioritizes the inputs to valuation techniques for use in most pronouncements.  It requires companies to assess the significance of an input to the fair value measurement in its entirety. SFAS 157 also requires companies to disclose information to enable users of financial statements to assess the inputs used to develop the fair value measurements.  SFAS 157 is effective for fiscal periods beginning after November 15, 2007.  The Company is currently evaluating the impact on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, “ Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”).  This standard enhances disclosure regarding the funded status of an employers’ defined benefit postretirement plan by (a) requiring companies to include the funding status in comprehensive income and (b) recognize transactions and events that affect the funded status in the financial statements in the year in which they occur (c) at a measurement date of the employer’s fiscal year-end.  SFAS 158 is not expected to apply to the Company.

In February 2007, the FASB issued Statement No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”).  This standard amends FASB Statement No. 115, “ Accounting for Certain Investment in Debt and Equity Securities ,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option.  This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. If elected, the implementation of FAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

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

12. Subsequent Event

On March 29, 2007 the Company filed a Notice of Appeal in the United States District Court for the District of New Hampshire in the case of Mangosoft, Inc., et al. v. Oracle Corporation , C.A. No. 02-545-M. By filing the Notice of Appeal, Mangosoft has commenced an appeal in the United States Court of Appeals for the Federal Circuit challenging, among other things, the District Court’s claim construction Order of September 21, 2004, the District Court’s order granting defendant Oracle Corporation’s motion for summary judgment of non-infringement entered on March 14, 2006, and the District Court’s entry of final judgment entered on March 29, 2007.

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