Form 10KSB/A
period 2006-12-31
MANGOSOFT INC
filed 2007-10-30
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

Amendment No. 2

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

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Compensation Discussion and Analysis

Overview

The sole director is responsible for establishing, implementing and continually monitoring adherence with our compensation philosophy. The director seeks to ensure that the total compensation is fair and reasonable. Currently, we have one (1) executive officer.

This section describes our compensation program for our executive officer. The discussion focuses on our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. We address why we believe our compensation program is appropriate for us and our stockholders, and we explain how executive compensation is determined.

Compensation Philosophy and Design

Historically, our compensation philosophy has been to preserve cash and minimize expenses while rewarding the creation of long-term stockholder value. Our historical compensation philosophy and design have more closely resembled that of a private company than a public company. In addition, our director has not adopted any formal or informal policies or guidelines for allocating compensation between cash and equity compensation or other forms of non-cash compensation.

As a result of our history of operating losses, our cash compensation plans have been designed to balance our salary expenses against cash flows and available cash and our need to retain key members of management (currently our chief executive officer). Our executive compensation packages have not included a variable cash compensation element.

Objectives of Our Compensation Program for Executive Officers

The fundamental objective of our executive compensation and benefits program is to maximize stockholder value over time.

As noted above, our compensation decisions to date have been based largely on our budget and operating results and on our need to preserve cash.

Elements of Executive Compensation

Our compensation program consists of a base salary and a long-term compensation awarded in equity, consisting of equity-based incentives such as stock options.

In recent periods, there have been no discretionary bonuses for our chief executive officer. Our chief executive officer is currently not entitled under the terms of his employment to any cash severance or similar benefits in connection with a termination of employment or change of control.

Currently all of our cash compensation is paid out within one year. We do not have any deferred compensation cash plans. Our equity-based incentives are long-term incentives that are based on the parameters described below under "Equity-Based Incentives."

Allocation of Compensation Among Principal Elements

The specifics of each element are as follows:

Base Salary

Historically, we have paid base salaries that we believe are below the market median for officers performing comparable jobs  at comparable public companies. The annual salary for Dale Vincent, our president and chief executive officer, decreased by 3% from  $209,000 in 2005 to $202,000 in 2006.

             Equity-Based Incentives

          We grant equity-based incentives to our chief executive officer, in order to create a corporate culture that aligns employee interests with stockholder interests. We have not adopted any specific stock ownership guidelines. At present, our long-term  compensation consists solely of stock options. Our board of directors grants options to our executive officer to enable him to  participate in any long-term appreciation in our stockholder value.

No equity based compensation was granted in 2006.

Discretionary Bonuses

         We have not adopted any formal cash bonus plans.

Benefits

We provide no benefits to our executive officer.

SUMMARY COMPENSATION TABLE

The following table presents information concerning the total compensation of our chief executive officer for services rendered to us in all capacities for the fiscal years ended December 31, 2006, 2005 and 2004. Our Executive Officer received no other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Year	Salary ($)		Discretionary Non-Plan Based Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Dale Vincent President and Chief Executive Officer	2006 2005 2004	$202,488 208,667 204,046	$		$—	$—	$—	$202,488 208,667 204,046

GRANTS OF PLAN-BASED AWARDS

The following table presents information concerning grants of plan-based awards to each of the Named Executive Officer during the fiscal year ended December 31, 2006.

Grant Date Fair Value of Stock and Option Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Mr. Dale Vincent		—	—	—	—	—	—

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents certain information concerning equity awards held by our chief executive officer at the end of the fiscal year ended December 31, 2006.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)(1) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Mr. Dale Vincent President and Chief Executive Officer	75,000	—	—	1.73	—

OPTION EXERCISES AND STOCK VESTED AT FISCAL YEAR-END

The following table presents certain information concerning the exercise of options by chief executive officer during the fiscal year ended December 31, 2006, as well as information regarding stock awards that vested during the fiscal year.

	Option Awards		Stock Awards
Name of Executive Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mr. Dale Vincent	—	—	—	—

Legal Proceedings

We are not aware of any legal proceedings which name our sole officer and director as a defendant or co-defendant and therefore have no obligation to indemnify him for legal costs related to such litigation

Compensation of Directors

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

October 30, 2007
MANGOSOFT, INC.

October 30, 2007	By:	/s/ Dale Vincent
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