Form 10QSB/A
period 2007-06-30
MANGOSOFT INC
filed 2007-10-30
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock	3,413,038 Shares
$0.001 Par Value	(Outstanding on August 6, 2007)

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

MANGOSOFT, INC. AND SUBSIDIARY

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$586,112	$125,348
Accounts receivable	16,401	20,900
Total assets	$602,513	$146,248

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$9,180	$51,738
Accrued compensation	7,788	7,788
Other accrued expenses and current liabilities	46,974	54,243
Total current liabilities	63,942	113,769

Long Term Liabilities:
Note payable	-	250,000
Total liabilities	63,942	363,769

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock - $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000	20	20
Common stock - $.001 par value, authorized 15,000,000
shares in June 2007 and 3,703,704 shares in December 2006; issued and outstanding, 3,413,038 in June 2007 and 1,013,038 in December 2006	3,413	1,013
Additional paid-in capital	89,904,757	88,725,694
Accumulated deficit	(89,369,619)	(88,944,248)
Total stockholders' equity (deficit)	538,571	(217,521)
Total liabilities and stockholders' equity (deficit)	$602,513	$146,248

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2007	2006
	(Unaudited)

Service revenues	$60,244	$72,567

Costs and expenses:
Cost of services	65,256	65,280
General and administrative	314,813	101,110
Loss from operations	(319,825)	(93,823)
Interest income	7,428	2,922
Net loss	$(312,397)	$(90,901)

Net loss per share - basic and diluted	$(0.10)	$(0.09)
Weighted average shares outstanding - basic and diluted	3,413,038	1,013,038

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2007	2006
	(Unaudited)

Service revenues	$122,175	$143,074
Costs and expenses:
Cost of services	129,998	132,036
General and administrative	434,111	191,829
Loss from operations	(441,934)	(180,791)

Interest income	16,563	6,112
Net loss	$(425,371)	$(174,679)

Net loss per share - basic and diluted	$(0.13)	$(0.17)
Weighted average shares outstanding - basic and diluted	3,280,441	1,013,038

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

On July 3, 2007, the Company filed a registration statement with the Securities and Exchange Commission announcing the rights offering to purchase up to 2,400,000 shares of its common stock to current stockholders of the Company at an unspecified date. Each full right will be exercisable for one share of common stock at a subscription price of approximately $.50 per share. The Company has reserved a total of 2,400,000 shares of common stock for the exercise of these rights. In addition, some or all of the investors who particpiated in the January 10, 2007 private placement, intend to enter into an agreement with the Company whereby they will agree to purchase all of the shares offered in the rights offering that are not purchased by other stockholders exercising their rights under the offering. The Company has agreed to pay the fees and expenses of the subscription agent in the rights offering. The Company has also agreed to indemnify the subscription agent from any liability which it may incur in connection with the rights offering, including liabilities under the Securities Act of 1933. The Company will not engage the services of any third party solicitation agent or information agent with respect to the rights offering. The material conditions required to consummate the above rights offering are subject to the approval of the registration statement filed with the Securities and Exchange Commission.

2.	NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects, in addition to the weighted average number of common shares, the potential dilution if stock options and warrants outstanding were exercised and/or converted into common stock, unless the effect of such equivalent shares was anti-dilutive.

For the six months ended June 30, 2007 and 2006, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been anti-dilutive.

3.	REVENUE RECOGNITION

The Company recognizes revenue generated from product sales when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. The Company recognizes revenue generated from the sale of the MangomindSM and fileTRUSTSM services as the service is provided. The Company recognizes revenue generated from the sale of the MangomindSM product over the period of the first year’s maintenance agreement when persuasive evidence of the arrangement exists, the price is fixed and determinable, delivery and any required installation has been completed and collection is probable.

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

This Quarterly Report on Form 10-QSB/A contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Quarterly Report on Form 10-QSB/A, including under “Risk Factors.” You should read the following discussion and analysis together with our condensed consolidated financial statements for the periods specified and the related notes included herein. Further reference should be made to our Annual Report on Form 10-KSB for the period ended December 31, 2006 filed with the Securities and Exchange Commission.

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

We recognized $116,789 from the sale of our MangomindSM service and $5,386 Amendment No. 1 to Form S-3 on Form S-1 from the sale of our fileTRUSTSM service during the six months ended June 30, 2007. During the comparable period in 2006, we recognized $134,064 from the sale of the MangomindSM service and $9,010 from the sale of our fileTRUSTSM service.

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

On July 3, 2007, the Company filed a registration statement with the Securities and Exchange Commission announcing the rights offering to purchase up to 2,400,000 shares of its common stock to current stockholders of the Company at an unspecified date. Each full right will be exercisable for one share of common stock at a subscription price of approximately $.50 per share. The Company has reserved a total of 2,400,000 shares of common stock for the exercise of these rights. In addition, some or all of the investors who particpiated in the January 10, 2007 private placement, intend to enter into an agreement with the Company whereby they will agree to purchase all of the shares offered in the rights offering that are not purchased by other stockholders exercising their rights under the offering. The Company has agreed to pay the fees and expenses of the subscription agent in the rights offering. The Company has also agreed to indemnify the subscription agent from any liability which it may incur in connection with the rights offering, including liabilities under the Securities Act of 1933. The Company will not engage the services of any third party solicitation agent or information agent with respect to the rights offering. The material conditions required to consumate the above rights offering are subject to the approval of the registration statement filed with the Securities and Exchange Commission.

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