Form 10QSB
period 2007-09-30
MANGOSOFT INC
filed 2007-11-09
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock	3,413,038 Shares
$0.001 Par Value	(Outstanding on November 9, 2007)

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

MANGOSOFT, INC. AND SUBSIDIARY

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$460,666	$125,348
Accounts receivable	19,444	20,900
Total assets	$480,110	$146,248

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$51,738
Accrued compensation	3,894	7,788
Other accrued expenses and current liabilities	41,105	54,243
Total current liabilities	44,999	113,769

Long Term Liabilities:
Note payable	-	250,000
Total liabilities	44,999	363,769

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock - $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000	20	20
Common stock - $.001 par value, authorized 15,000,000
shares in September 2007 and 3,703,704 shares in December 2006; issued and outstanding, 3,413,038 in September 2007 and 1,013,038 in December 2006	3,413	1,013
Additional paid-in capital	89,904,757	88,725,694
Accumulated deficit	(89,473,079)	(88,944,248)
Total stockholders' equity (deficit)	435,111	(217,521)
Total liabilities and stockholders' equity (deficit)	$480,110	$146,248

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2007	2006
	(Unaudited)

Service revenues	$61,059	$67,845

Costs and expenses:
Cost of services	65,117	65,201
General and administrative	105,228	78,112
Loss from operations	(109,286)	(75,468)

Interest income	5,826	2,462
Net loss	$(103,460)	$(73,006)

Net loss per share - basic and diluted	$(0.03)	$(0.07)
Weighted average shares outstanding - basic and diluted	3,413,038	1,013,038

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)

Service revenues	$183,234	$210,919
Costs and expenses:
Cost of services	195,115	197,237
General and administrative	539,339	269,941
Loss from operations	(551,220)	(256,259)

Interest income	22,389	8,574
Net loss	$(528,831)	$(247,685)

Net loss per share - basic and diluted	$(0.16)	$(0.24)
Weighted average shares outstanding - basic and diluted	3,325,126	1,013,038

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(528,831)	$(247,685)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) in cash from the change in:
Accounts receivable	1,456	(3,854)
Accounts payable	(51,738)	(6,067)
Accrued compensation	(3,894)	(7,009)
Other accrued expenses	(6,675)	(558)
Net cash used in operating activities	(589,682)	(265,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment maturities	-	2,403
Interest receivable	-	1,135
Net cash provided by investing activities	-	3,538

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Private Placement of Common Stock	925,000	-
Net cash provided by financing activities	925,000	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	335,318	(261,635)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	125,348	480,662
CASH AND CASH EQUIVALENTS, END OF PERIOD	$460,666	$219,027

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

As shown in the unaudited condensed consolidated financial statements, during the nine months ended September 30, 2007 and 2006, the Company incurred net losses of $528,831 and $247,685 respectively. Cash used in operations during the nine months ended September 30, 2007 and 2006 was $589,682 and $265,173, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

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

For the nine months ended September 30, 2007 and 2006, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been anti-dilutive.

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

The Company currently has one stock-based compensation plan, which is described more fully in Note 8 in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2006, as filed on March 30, 2007. As amended, this plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of September 30, 2007, there were 179,652 remaining options available under this plan.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost to be recognized during 2006 and thereafter would include: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There were no unvested stock based payments at January 1, 2006 and there were no stock based payments granted during the nine months ended September 30, 2007 and 2006.

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

Stock-based Compensation - As part of our compensation programs offered to our employees, we grant stock options. In addition, we have engaged third-party consultants and advisors and have compensated them in the form of stock options. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost to be recognized during 2006 and thereafter would include: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R using the Black-Scholes valuation model. Results for prior periods have not been restated. There were no unvested stock based payments at January 1, 2006 and there were no stock based payments granted during the nine months ended September 30, 2007 and 2006.

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

Engineering and Development Expenses - Engineering and development expenses consist primarily of costs related to the design, development, testing, deployment and enhancement of our products and services. We have expensed our engineering and development costs as incurred. At September 30, 2007, there were no full time employees performing engineering or development on our products and services. We have outsourced the maintenance of our billable services infrastructure as well as product and customer support to Built Right Networks.

Other Operating Expenses -- Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At September 30, 2007, there were no full time employees performing selling and marketing activities. Our remaining employee is performing general and administrative activities.

Reduction in Force - We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At September 30, 2007, we had one employee, working in a general and administrative capacity.

Results of Operations - Three Months Ended September 30, 2007 and 2006

Revenues for the three months ended September 30, 2007 decreased $6,786 or 10% to $61,059 from $67,845 for the comparable period in 2006. The decrease in our revenues was primarily due to a decrease in software license revenue. No customer accounted for more than 10% of our revenues for the three-month period ended September 30, 2007.

We recognized $58,513 from the sale of our MangomindSM service and $2,546 from the sale of our fileTRUSTSM service during the three months ended September 30, 2007. During the comparable period in 2006, we recognized $64,852 from the sale of our MangomindSM service, $2,993 from the sale of our fileTRUSTSM service.

Cost of services for the three months ended September 30, 2007 decreased $84 to $65,117 compared to $65,201 for the comparable period in 2006. The decrease in the cost of delivering our services was primarily a result of our continued reductions and our switch to a lower cost data center Built Right Networks.

For the three-month period ended September 30, 2007, general and administrative expenses increased $27,116 or approximately 35% to $105,228 compared with $78,112 for the comparable period in 2006. The increase in general and administrative expenses was primarily due to increases in professional, and legal fees, travel and travel related expenses. For the three-month period ended September 30, 2007 and 2006, we had one (1) full-time employee working in a general and administrative capacity.

Our loss from operations increased $33,818 to $109,286 for the three month period ended September 30, 2007 compared with a loss from operations of $75,468 for the comparable period in 2006 as a result of the above factors.

Interest income increased $3,364 to $5,826 for the three months ended September 30, 2007 compared to $2,462 for the three months ended September 30, 2006 primarily as a result of an increase in our cash balances available for investment.

Results of Operations - Nine Months Ended September 30, 2007 and 2006

Revenues for the nine months ended September 30, 2007 decreased $27,685 or 13% to $183,234 from $210,919 for the comparable period in 2006. No customer accounted for more than 10% of our revenues for either period.

We recognized $175,302 from the sale of our MangomindSM service and $7,932 from the sale of our fileTRUSTSM service during the nine months ended September 30, 2007. During the comparable period in 2006, we recognized $198,916 from the sale of the MangomindSM service and $12,003 from the sale of our fileTRUSTSM service.

Cost of services for the nine months ended September 30, 2007 decreased $2,122 or 1% to $195,115 compared to $197,237 for the comparable period in 2006. The decrease in the cost of delivering our services was primarily a result of our continued reductions and our switch to a lower cost data center. In response to our loss of Bank of America (formerly FleetBoston) as a customer, we have instituted cost reductions to lessen the adverse effects of the loss of the Bank of America (formerly FleetBoston) revenues, including restructuring our business relationships with key vendors such as Built Right Networks.

For the nine months ended September 30, 2007, other operating expenses including selling and marketing and general and administrative expenses increased $269,398 or 100% to $539,339 compared with $269,941 for the comparable period in 2006. The increase in other operating expenses was due primarily to legal costs incurred in pursuit of patents and in defense of our patents combined with a reduction of public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the nine months ended September 30, 2007 and 2006, our one (1) full-time employee was working in a general and administrative capacity.

There was no stock-based compensation recorded for the nine-month period ended September 30, 2007 and 2006.

Our loss from operations increased $294,961 to $551,220 for the nine months ended September 30, 2007 compared with a loss from operations of $256,259 for the comparable period in 2006 as a result of the above factors.

Interest income increased $13,815 to $22,389 for the nine months ended September 30, 2007 compared to $8,574 for the comparable period in 2006 due to the availability of working capital.

Financial Condition, Liquidity and Capital Resources

We were formed in June 1995 and, since our formation, have raised approximately $75,425,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At September 30, 2007, approximately $45,000 in additional financing was provided through accounts payable, accrued expenses and other trade credit, a significant portion of which is past due.

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

At September 30, 2007, we had a cash balance of approximately $461,000 and working capital of approximately $435,000. We do not have any commercial commitments or off balance sheet financing. Our commitments are described in Note 10 to our consolidated financial statements filed on Form 10-KSB for the period ended December 31, 2006 as reported to the Securities and Exchange Commission.

We did not make any capital expenditures during the nine months ended September 30, 2007.

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

As shown in the unaudited consolidated financial statements, during the nine months ended September 30, 2007 and 2006, we incurred a net loss of $528,831 and $247,685, respectively. Cash used in operations during the nine months ended September 30, 2007 and 2006 was $589,682 and $265,173, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

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

Plan of Operations

We believe that we may be required to raise additional funds in order to meet our cash requirements. In the event that our revenues from the current marketing, sales and support of our business software and services are insufficient, we may need to seek alternative sources of capital over the next twelve (12) months. While we do not anticipate any capital expenditures, product research and development or significant increase in employees over the next twelve (12) months, we continue to have additional cash needs related to our ongoing operations in general and our various ongoing intellectual property litigations in particular. In the event that cash flow from operations is insufficient for us to meet our obligations on a timely basis, we will be required to raise additional capital from stockholders, of which there can be no assurances. The Company has filed a registration statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed rights offering pursuant to which the Company would propose to offer to its stockholders an aggregate of 2,400,000 shares of its common stock at a per share purchase price of $.50 per share, which, if effected in full, would result in gross proceeds to the Company of $1,200,000.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any commercial commitments or off-balance sheet financing. Our commitments are described in Note 10 to our consolidated financial statements filed on Form 10-KSB for the period ended December 31, 2006, as reported to the Securities and Exchange Commission.

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $89,473,079 as of September 30, 2007. For the nine months ended September 30, 2007, our loss from operations was $551,220. For the year ended December 31, 2006 our net income was $125,751 predominantly due to the settlement of accrued legal fees in the amount of $677,777. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

We have significantly reduced our work force on several occasions during 2001 and 2002. At September 30, 2007 and 2006, we had one (1) employee, Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 9, 2007	MANGOSOFT, INC.
/s/ Dale Vincent
Dale Vincent
Chief Executive Officer
(Principal Financial and Accounting Officer)