Form 10KSB/A
period 2006-12-31
MANGOSOFT INC
filed 2008-02-01
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

Amendment No. 3

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

29 Riverside Street, Suite A, MS A-8
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

Beneficial owners:	Number of Shares of Common Stock Owned	Percent of Outstanding Common Stock Owned

Selig Zises (1)(6)	909,548	26.6%
Southpaw Asset Management LP (2)	870,202	25.5%
Jay Zises (3)(4)	407,011	11.9%
Knoll Capital Fund II Master Fund (4)	250,000	7.3%
Europa International Inc. (4)	250,000	7.3%
Directors and officers:
Dale Vincent (5)	76,116	2.2%

All Directors and officers as a group	76,116	2.2%

(1)
Total shares of common stock beneficially owned by the former co-chairman of our Board of Directors Selig Zises include the following: 902,803 shares owned by Selig Zises; 4,196 shares owned by Guarantee & Trust Co. TEE FBO Selig Zises R-IRA DTD 5-20-96 (a self-directed IRA); and 2,549 shares owned by his daughter Lynn Zises. Selig Zises is the brother of Jay Zises, both of whom are principal stockholders of the MangoSoft. Other than the Zises family relationships references in this table and the related footnotes, there are no affiliations between Selig Zises and any other persons or entities identified in such table or footnotes. Selig Zises’ address is 988 Fifth Avenue, New York, New York 10021.

(2)
This Information is based solely on Schedule 13D filed with the Securities and Exchange Commission on January 12, 2007 by (i) Southpaw Credit Opportunity Master Fund LP (“Fund”), a Cayman Islands limited partnership, as the holder of the shares of Common Stock, (ii) Southpaw Asset Management LP (“Southpaw Management”), a Delaware limited partnership, as the investment manager to Fund, (iii) Southpaw Holdings LLC (“Southpaw Holdings”), a Delaware limited liability company, as the general partner of Southpaw Management, (iv) Kevin Wyman, a principal of Southpaw Holdings LLC, and (v) Howard Golden, a principal of Southpaw Holdings LLC (the persons mentioned in (i), (ii), (iii), (iv) and (v) immediately preceding are collectively referred to as “Southpaw”). Southpaw has the power to vote and dispose of all 870,202 shares of the Company’s Common Stock.

(3)
Total shares of common stock beneficially owned by Jay Zises, the brother of the former co-chairman of our Board of Directors Selig Zises, include the following: 2,481 shares owned by Jay Zises; 301,641 shares owned by Delaware Guarantee & Trust TTEE FBO Jay Zises IRA (a self-directed IRA); 701 shares owned by Nancy Zises as custodian for Meryl Shane Zises; and 139 shares owned by Jay Zises as custodian for Justin Zises. Nancy Zises is the wife of Jay Zises. Other than the Zises family relationships referenced in this table and the related footnotes, there are no affiliations between Jay Zises and any other persons or entities identified in such table or footnotes. Jay Zises’ address is 965 Fifth Avenue, Apt. 10B, New York, New York 10021.

(4)
This information is based solely on the Company’s stock transfer records. The address of each of Knoll Capital Fund II Master Fund and Europa International Inc. is 666 Fifth Avenue, Suite 3702, New York, NY 10103

(5)
Includes 75,000 shares of common stock Mr. Vincent has the right to acquire through the exercise of stock options. Mr. Vincent’s address is c/o MangoSoft, Inc., 29 Riverside Street, Suite A, MS A-8, Nashua, New Hampshire 03062.

(6)
Beneficially owned shares for Jay Zises and Selig Zises exclude 10,000 shares of the Series B Convertible Preferred Stock owned by each Jay Zises and Selig Zises which were issued on July 23, 2003. Each share of Preferred stock is convertible into one share of common stock at the option of the holder. In addition to its convertible features, the holders of the Preferred Stock are entitled to twenty-five votes per share of Preferred Stock on any matter brought to the vote of shareholders.

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

On January 10, 2007, in connection with the sale of 2,400,000 of common stock, Jay Zises purchased 300,000 shares for $150,000 in cash.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger by and among First American Clock Co., MangoSoft Corporation and MangoMerger Corp., dated as of August 27, 1999. (1)

3.1	Articles of Incorporation, as amended. (2)

3.2	By-laws. (2)

4.1	Rights Plan. (6)

10	Lease of Westborough Office Park, Building Five, dated November 10, 1995. (3)

14	Code of Ethics. (7)

21	Subsidiary of the Registrant. (2)

23.1	Consent of Registered Public Accounting Firm*

31.1	Certification of Principal Executive Officer required by Rule 13a 14(a) or Rule 15-d14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	1999 Incentive Compensation Plan, as amended and restated on May 1, 2000. (1)

99.2	Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (1)

99.3	Form of Warrant Agreement. (1)

99.4	Asset Purchase Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)

99.5	Warrant Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)

99.6	Information Management Services Agreement, dated September 30, 2002, between MangoSoft, Inc. and Built Right Networks LLC. (5)

99.7	Rights Agreement, dated March 14, 2003 and amended on July 25, 2003, between MangoSoft, Inc. and Interwest Transfer Co., Inc. (6)

(1)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.

(2)	Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby incorporated by reference thereto.

(3)	Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.

(4)	Filed as an exhibit to our Quarterly Report filed August 14, 2002 for the quarter ended June 30, 2002 and hereby incorporated by reference thereto.

(5)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 30, 2002 and hereby incorporated by reference thereto.

(6)	Filed as an exhibit to our Current Report on Form 8-K for an event dated March 21, 2003, as amended on July 25, 2003, and hereby incorporated by reference thereto.

(7)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on March 30, 2007 for the years ended December 31, 2006 and hereby incorporated by reference thereto.

*	Filed herewith.

(b)	Reports on Form 8-K:

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

February 1, 2008
MANGOSOFT, INC.

February 1, 2008	By:	/s/ Dale Vincent
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