Form 10KSB
period 2007-12-31
MANGOSOFT INC
filed 2008-03-28
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2007

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

State issuer’s revenues for the most recent fiscal year: $250,813

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $1,594,357. This amount reflects the average bid and ask price of the Company’s common stock on the OTCBB on March 25, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock	5,443,157 Shares
$0.001 Par Value	(Outstanding on March 25, 2008)

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(A) BUSINESS DEVELOPMENT

MangoSoft, Inc. (“MangoSoft” or the “Company”) was incorporated as First American Clock Co. (“First American”) under the laws of the State of Nevada on May 17, 1995. In connection with the organization of First American, its president and founders contributed $8,000 cash as initial capital. To raise funds with which to commence business operations, First American registered a public offering of its securities on Form SB-2, Commission File No. 33-93994, which became effective on October 25, 1995. Pursuant thereto, First American sold 187,800 shares of its common stock (as adjusted for stock splits) to the public at approximately $0.29 per share and raised gross proceeds of $54,150. However, First American did not generate any significant revenues from its operations and ceased such operations at the end of 1998.

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

Pursuant to the terms of the Merger Agreement, all of the outstanding capital stock of MangoSoft Corporation were converted into common stock of MangoSoft, Inc., par value $0.001 per share (the “Common Stock”), in accordance with the conversion rates specified in the Merger Agreement. In connection with the Merger, MangoSoft, Inc. issued 555,889 shares of Common Stock to security holders and certain debt holders of MangoSoft Corporation. As part of the Merger, the Company completed a private placement of 111,112 shares of common stock for net proceeds of approximately $3.1 million and issued 11,112 shares of common stock to the placement agent in respect of such private placement. Because First American was a non-operating entity and the closing of such private placement was contingent upon the closing of the Merger, the Merger was accounted for as a capital transaction and treated as a reverse acquisition, so that MangoSoft Corporation was deemed to have acquired First American. Accordingly, unless otherwise specified, historical references to our operations are references to the operations of MangoSoft Corporation.

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

In February 2008, the Company received gross proceeds of approximately $1,023,672 million through the issuance of common stock pursuant to a rights offering and as a consequence issued, commencing on or about February 27, 2008, approximately 2,047,344 shares of its common stock to stockholders who properly exercised their rights in the rights offering. Pursuant to the rights offering, which concluded as of the close of business on February 19, 2008, stockholders of record at the close of business on December 21, 2007, received, at no charge, a 0.7032 non-transferable right for each share of common stock owned by such stockholder on the record date. Each full right entitled the holder to purchase one share of the Company's common stock at a purchase price of $0.50 per share. The Company expects to use approximately $750,000 of the net proceeds from the rights offering in connection with pursuing various intellectual property litigations to enforce the Company’s patent portfolio. The Company anticipates using the balance of the net proceeds from the rights offering for working capital purposes, including obtaining directors’ and officers’ insurance.

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

CONCENTRATIONS

We generate the majority of our revenues from the sale of our products and services in North America. All of our 2007 and 2006 revenues were generated from sales to North American customers.

Two customers accounted for approximately 25% of our 2007 net revenues. No single customer accounted for 10% or more of our 2006 net revenues.

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

See Item 3. Legal Proceedings, included in this annual report, for a complete description of legal proceedings related to our intellectual property.

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

EMPLOYEES

As of December 31, 2007 we had 1 full-time employee. Our success is highly dependent on our ability to attract and retain qualified resellers and to retain qualified outsourced information system management. To date, we believe we have been successful in our efforts, but there is no assurance that we will continue to be as successful in the future. Our employee is not subject to a collective bargaining agreement.

RISK FACTORS

We Have a Limited Operating History and Substantial Cumulative Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $89,733,481 as of December 31, 2007. For the years ended December 31, 2007 and 2006, our losses from operations, excluding the net effects of stock-based compensation, were $815,846, and $555,806, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2007 the Company does not own or lease any property.

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

On March 29, 2007 the Company filed a Notice of Appeal in the United States District Court for the District of New Hampshire in the case of Mangosoft, Inc., et al. v. Oracle Corporation , C.A. No. 02-545-M. By filing the Notice of Appeal, the Company commenced an appeal in the United States Court of Appeals for the Federal Circuit challenging, among other things, the District Court’s claim construction Order of September 21, 2004, the District Court’s order granting defendant Oracle Corporation’s motion for summary judgment of non-infringement entered on March 14, 2006, and the District Court’s entry of final judgment entered on March 29, 2007.

Other than the matters listed above, there are no material pending legal proceedings, other than the routine litigation occurring in the normal course of operations, to which we are party or of which any of our properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2007 to a vote of our security holders, through the solicitation of proxies or otherwise.

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

The following sets forth the high and low bid price quotations for each calendar quarter in which trading occurred during the last two fiscal years,. Such quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions:

2007	High	Low
First Quarter	$0.95	$0.65
Second Quarter	1.45	0.68
Third Quarter	1.15	0.68
Fourth Quarter	0.75	0.57

2006	High	Low
First Quarter	$7.70	$0.60
Second Quarter	1.01	0.35
Third Quarter	1.00	0.47
Fourth Quarter	1.76	0.56

(B) Holders

As of December 31, 2007, there were approximately 385 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street name.”

(C) Dividends

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying cash dividends on our common stock in the foreseeable future. It is the present intention of management to utilize all available funds for future operations.

The only restrictions that limit the ability to pay dividends on the common stock are those imposed by State law. Under Nevada Corporate Law, no dividends or other distributions may be made which would render us insolvent or reduce assets to less than the sum of our liabilities plus the amount needed to satisfy any liquidation preference.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-KSB contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Annual Report on Form 10-KSB, including under “Risk Factors.” You should read the following discussion and analysis together with our condensed consolidated financial statements for the periods specified and the related notes included herein. Further reference should be made to our Annual Report on Form 10-KSB for the period ended December 31, 2007 filed with the Securities and Exchange Commission.

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

Engineering and Development Expenses - Engineering and development expenses consist primarily of costs related to the design, development, testing, deployment and enhancement of our products and services. We have expensed our engineering and development costs as incurred. At December 31, 2007, there were no full time employees performing engineering or development on our products and services. We have outsourced the maintenance of our billable services infrastructure as well as product and customer support to Built Right Networks.

Other Operating Expenses - Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At December 31, 2007, there were no full time employees performing selling and marketing activities. Our remaining employee is performing general and administrative activities.

Reduction in Force - We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At December 31, 2007, we had one employee, working in a general and administrative capacity.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2007 AND 2006

Revenues for year ended December 31, 2007 decreased $24,287 or 8.8% to $250,813 from $275,100 for the comparable year in 2006. No customer accounted for more than 10% of our revenues for either period.

We recognized $239,540 from the sale of our MangomindSM service and $11,273 from the sale of our fileTRUSTSM service during the year ended December 31, 2007. During the year 2006, we recognized $260,399 from the sale of the MangomindSM service and $14,701 from the sale of our fileTRUSTSM service.

Cost of services for year ended December 31, 2007decreased $2,591 less than 1% to $260,312 compared to $262,903 for the comparable year in 2006. The decrease in the cost of delivering our services was primarily a result of our continued reductions and our switch to a lower cost data center. In response to our loss of Bank of America (formerly FleetBoston) as a customer, we have instituted cost reductions to lessen the adverse effects of the loss of the Bank of America (formerly FleetBoston) revenues, including restructuring our business relationships with key vendors such as Built Right Networks.

There was no engineering and development expense for the years ended December 31, 2007 and 2006. During the years ended December 31, 2007 and 2006, we had no employees performing engineering or development activities

For the year ended December 31, 2007, other operating expenses including selling and marketing and general and administrative expenses increased $238,603 or 42% to $806,606 compared with $568,003 for the comparable period in 2006. The increase in other operating expenses was due primarily to legal costs incurred in pursuit of patents and in defense of our patents combined with a reduction of public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the year ended December 31, 2007 and 2006, our one (1) full-time employee was working in a general and administrative capacity.

There was no stock-based compensation recorded for the year ended December 31, 2007 or December 31, 2006.

Our loss from operations increased $260,299 to $816,105 for the year ended December 31, 2007 compared with a loss from operations of $555,806 for the comparable year in 2006 as a result of the above factors.

Interest income increased $16,379 to $26,622 for the year ended December 31, 2007 compared to $10,243 for the year ended December 31, 2006.

We settled an outstanding account payable to a law firm during 2006 that resulted in the recognition of other income in the amount of $677,777. No similar income items were recognized in 2007.

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

At December 31, 2007, we had a cash balance of approximately $318,000 and a working capital balance of approximately $174,000. We do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements.

During 2006 two corporate notes receivables totaling approximately $3,000 matured from Unicrown Partners LLC, a privately held company in which Selig Zises and Jay Zises are members. Selig Zises and Jay Zises are stockholders of MangoSoft. Selig Zises was the former co-chairman of our Board of Directors. Investments in high-yield securities pose higher risks than investments in lower-yield securities, including the risk of total loss.

We did not make any capital expenditures during the fiscal year 2007.

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

As shown in the audited consolidated financial statements, during the years ended December 31, 2007 and 2006, we recognized net (loss) income of ($789,233) and 125,751, respectively. Cash used in operations during the years ended December 31, 2007 and 2006 was $738,746 and $608,852, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

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

On January 10, 2007, the Company announced the sale of an aggregate of 2,400,000 shares of common stock, par value $.001 per share to a group of investors led by current stockholders. Through this private placement of its common stock, the Company raised aggregate gross proceeds of $1,200,000. One of the investors in the offering provided bridge financing to the Company on September 20, 2006 in the principal amount of $250,000, and which the bridge financing was automatically converted into a subscription for Common Stock pursuant to the offering. The Company intends to utilize the net proceeds of the private placement to pay past due expenses and to fund its various patent litigations.

In February 2008, the Company received gross proceeds of approximately $1,023,672 million through the issuance of common stock pursuant to a rights offering and as a consequence issued, commencing on or about February 27, 2008, approximately 2,047,344 shares of its common stock to stockholders who properly exercised their rights in the rights offering. Pursuant to the rights offering, which concluded as of the close of business on February 19, 2008, stockholders of record at the close of business on December 21, 2007, received, at no charge, a 0.7032 non-transferable right for each share of common stock owned by such stockholder on the record date. Each full right entitled the holder to purchase one share of the Company's common stock at a purchase price of $0.50 per share.

The Company expects to use approximately $750,000 of the net proceeds from the rights offering in connection with pursuing various intellectual property litigations to enforce the Company’s patent portfolio. The Company anticipates using the balance of the net proceeds from the rights offering for working capital purposes, including obtaining directors’ and officers’ insurance.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer, President and sole director, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

We have identified deficiencies in the design or operation of the Company’s internal controls that we consider to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, we found that the Company has an overall lack of segregation of duties as well as a lack of necessary corporate accounting resources related to the financial reporting process and accounting functions as the Company does not have any full time accounting personnel. The Company’s President serves as both Chief Executive Officer and Chief Financial Officer of the Company. Accordingly, certain functional and monitoring controls do not exist.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Dale Vincent, age 61, is our President, Chief Executive Officer and sole director. Mr. Vincent provides his services on a full-time basis. Mr. Vincent was appointed President, Chief Executive Officer and elected a director in September 1999. Mr. Vincent has served as the Chief Executive Officer of the Company since May 1999, as its Chief Financial Officer from September 1998 to May 1999, and from 2001 to the present time, and as a director of the Company since July 1995. Mr. Vincent has over 25 years of senior financial and business management experience, with the last 16 years developing and funding companies in the software industry. Since April 1990, Mr. Vincent has served as a Managing Director of ACAP, a private investment company, the general partner of Associated Capital L.P., a private investment company, and consults with Associated Capital L.P. with respect to its investment and marketing activities. He has also served as a director of MaMaMedia, Inc. since 1996.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our directors and officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Our personnel generally prepare these reports on the basis of information obtained from each director and officer, and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all reports filed. To the best of our knowledge, all reports required by Section 16(a) of the Exchange Act to be filed by our directors, officers and 10% or greater stockholders during our fiscal year ended December 31, 2007 were filed on time.

Audit Committee

We do not have an Audit Committee comprised of independent directors. Dale Vincent is our President, Chief Executive Officer and sole director. In such capacities, Mr. Vincent performs the functions of a typical Audit Committee. Mr. Vincent has also been determined to be a financial expert.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s employees who may be hired from time to time, including its president and chief executive officer and its accounting personnel. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person, addressed to the Company’s Chief Executive Officer at MangoSoft, Inc., 29 Riverside Street, Suite A, Box 8, Nashua, New Hampshire. The Company will post a copy of this Code of Ethics on its corporate website - www.mangosoft.com.

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

Allocation of Compensation Among Principal Elements

The specifics of each element are as follows:

Base Salary

Historically, we have paid base salaries that we believe are below the market median for officers performing comparable jobs at comparable public companies. The annual salary for Dale Vincent, our President and Chief Executive Officer, remained the same at $202,000 for 2007 and 2006.

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

No equity based compensation was granted in 2007.

Discretionary Bonuses

We have not adopted any formal cash bonus plans.

Benefits

We provide no benefits to our executive officer.

SUMMARY COMPENSATION TABLE

The following table presents information concerning the total compensation of our Chief Executive Officer for services rendered to us in all capacities for the fiscal years ended December 31, 2007, 2006 and 2005. Our Chief Executive Officer received no other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Year	Salary ($)	Discretionary Non-Plan Based Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Dale Vincent	2007	$202,488	$—	$—	$—	$—	$202,488
President and Chief	2006	202,488	—	—	—	—	202,488
Executive Officer	2005	208,667	—	—	—	—	208,667

GRANTS OF PLAN-BASED AWARDS

There were no grants of plan-based awards to the named executive officer and sole employee during the fiscal year ended December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents certain information concerning equity awards held by our Chief Executive Officer at the end of the fiscal year ended December 31, 2007.

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

OPTION EXERCISES AND STOCK VESTED AT FISCAL YEAR-END

There were no options exercised by our Chief Executive Officer during the fiscal year ended December 31, 2007, and there were no stock awards that vested during the fiscal year.

Legal Proceedings

We are not aware of any legal proceedings which name our sole officer and director as a defendant or co-defendant and therefore have no obligation to indemnify him for legal costs related to such litigation

Compensation of Directors

There were no outside directors in 2007. Accordingly, with the exception of the compensation we paid to Mr. Vincent for his services as our President and Chief Executive Officer, no other compensation was paid to any director in 2007.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 26, 2008 with respect to beneficial ownership of our common stock by (i) each person we know to own beneficially more than 5% of our outstanding common stock; (ii) each director and named executive officer; and (iii) all directors and named executive officers as a group. The percentages in the last column are based on 5,443,157 shares of common stock outstanding on March 25, 2008. In each case, except as otherwise indicated in the footnotes to the table, the shares shown in the second column are owned directly by the individual or members of the group named in the first column and such individual or group members have sole voting and dispositive power with respect to the shares shown. For the purposes of this table, beneficial ownership is determined in accordance with the federal securities laws and regulations; inclusion in the table of shares not owned directly by the named director or executive officer does not constitute an admission that such shares are beneficially owned by the director or officer for any other purpose.

Beneficial owners:	Number of Shares of Common Stock Owned	Percent of Outstanding Common Stock Owned

Selig Zises (1)(5)	1,659,548	30.5%
Southpaw Asset Management LP (2)	1,482,128	27.2%
Jay Zises (3)(5)	807,712	15.0%
Directors and officers:
Dale Vincent (4)	77,066	1.4%

All Directors and officers as a group	77,066	1.4%

(1)
Total shares of common stock beneficially owned by the former co-chairman of our Board of Directors Selig Zises include the following: 1,652,803 shares owned by Selig Zises; 4,196 shares owned by Guarantee & Trust Co. TEE FBO Selig Zises R-IRA DTD 5-20-96 (a self-directed IRA); and 2,549 shares owned by his daughter Lynn Zises. Selig Zises is the brother of Jay Zises, both of whom are principal stockholders of the MangoSoft. Other than the Zises family relationships references in this table and the related footnotes, there are no affiliations between Selig Zises and any other persons or entities identified in such table or footnotes. Selig Zises ’ address is 988 Fifth Avenue, New York, New York 10021.

(2)
This Information is based solely on Schedule 13D, as amended, filed with the Securities and Exchange Commission on February 20, 2008 by (i) Southpaw Credit Opportunity Master Fund LP (“Fund”), a Cayman Islands limited partnership, as the holder of the shares of Common Stock, (ii) Southpaw Asset Management LP (“Southpaw Management”), a Delaware limited partnership, as the investment manager to Fund, (iii) Southpaw Holdings LLC (“Southpaw Holdings”), a Delaware limited liability company, as the general partner of Southpaw Management, (iv) Kevin Wyman, a principal of Southpaw Holdings LLC, and (v) Howard Golden, a principal of Southpaw Holdings LLC (the persons mentioned in (i), (ii), (iii), (iv) and (v) immediately preceding are collectively referred to as “Southpaw”). Southpaw has the power to vote and dispose of all 1,482,128 shares of the Company’s Common Stock.

(3)
Total shares of common stock beneficially owned by Jay Zises, the brother of the former co-chairman of our Board of Directors Selig Zises, include the following: 591,930 shares owned by Jay Zises; 214,942 shares owned by Delaware Guarantee & Trust TTEE FBO Jay Zises IRA (a self-directed IRA); 701 shares owned by Nancy Zises as custodian for Meryl Shane Zises; and 139 shares owned by Jay Zises as custodian for Justin Zises. Nancy Zises is the wife of Jay Zises. Other than the Zises family relationships referenced in this table and the related footnotes, there are no affiliations between Jay Zises and any other persons or entities identified in such table or footnotes. Jay Zises ’ address is 965 Fifth Avenue, Apt. 10B, New York, New York 10021.

(4)
Includes 75,000 shares of common stock Mr. Vincent has the right to acquire through the exercise of stock options. Mr. Vincent’s address is c/o MangoSoft, Inc., 29 Riverside Street, Suite A, MS A-8, Nashua, New Hampshire 03062.

(5)
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

Securities Authorized for Issuance Under Equity Compensation Plans

See information provided under the Section titled “ Securities Authorized for Issuance Under Equity Compensation Plans” under Part II, Item 5 above.

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

On September 26, 2006, Selig Zises provided bridge financing to the Company in the principal amount of $250,000. At the closing of the Company’s offer and sale of 2,400,000 shares of common stock on January 10, 2007, the bridge financing provided by Selig Zises was automatically converted into a subscription of common stock~~.~~ of 500,000 shares. Furthermore, Selig Zises purchased an additional 300,000 shares for $150,000 in cash during such sale of 2,400,000 shares of common stock.

On January 10, 2007, in connection with the sale of 2,400,000 of common stock, Jay Zises purchased 300,000 shares for $150,000 in cash.

In February 2008, in connection with the Company’s rights offering Jay Zises purchased 400,000 shares and Selig Zises purchased 750,000 shares of common stock for $200,000 and $375,000, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Merger by and among First American Clock Co., MangoSoft Corporation and MangoMerger Corp., dated as of August 27, 1999. (1)

3.1	Articles of Incorporation, as amended. (2)

3.2	By-laws. (2)

4.1	Rights Plan. (6)

10	Lease of Westborough Office Park, Building Five, dated November 10, 1995. (3)

14	Code of Ethics. (7)

21	Subsidiary of the Registrant. (2)

23.1	Consent of Registered Public Accounting Firm*

31.1	Certification of Principal Executive Officer required by Rule 13a 14(a) or Rule 15-d14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	1999 Incentive Compensation Plan, as amended and restated on May 1, 2000. (1)

99.2	Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (1)

99.3	Form of Warrant Agreement. (1)

99.4	Asset Purchase Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)

99.5	Warrant Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)

99.6	Information Management Services Agreement, dated September 30, 2002, between MangoSoft, Inc. and Built Right Networks LLC. (5)

99.7	Rights Agreement, dated March 14, 2003 and amended on July 25, 2003, between MangoSoft, Inc. and Interwest Transfer Co., Inc. (6)

(1)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.

(2)	Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby incorporated by reference thereto.

(3)	Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.

(4)	Filed as an exhibit to our Quarterly Report filed August 14, 2002 for the quarter ended June 30, 2002 and hereby incorporated by reference thereto.

(5)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 30, 2002 and hereby incorporated by reference thereto.

(6)	Filed as an exhibit to our Current Report on Form 8-K for an event dated March 21, 2003, as amended on July 25, 2003, and hereby incorporated by reference thereto.

(7)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on March 30, 2007 for the year ended December 31, 2006 and hereby incorporated by reference thereto.

*	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees billed by Stowe & Degon for the audit of our annual financial statements for the fiscal years ended December 31, 2007 and 2006 and the review of our quarterly financial statements included in our quarterly reports on Form 10-QSB were approximately $33,000 and $31,000, respectively.

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

MANGOSOFT, INC.

March 28, 2008	By:	/s/ Dale Vincent
Dale Vincent
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Financial and Accounting Officer)

MANGOSOFT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of MangoSoft, Inc.:

We have audited the accompanying consolidated balance sheet of MangoSoft, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of MangoSoft, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stowe & Degon

Worcester, MA
March 28, 2008

MANGOSOFT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$318,065
Accounts receivable	20,607
Total current assets	$338,672

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$114,566
Accrued compensation	7,788
Other accrued expenses and current liabilities	41,609

Total current liabilities	163,963

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred stock - $0.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000 shares	20
Common stock - $0.001 par value, authorized, 15,000,000 shares, issued and outstanding 3,413,038 shares	3,413
Additional paid-in-capital	89,904,757

Accumulated deficit	(89,733,481)
Total stockholders’ equity	174,709
Total	$338,672

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006

Service revenues	$250,813	$275,100

Costs and expenses:
Cost of services	260,312	262,903

General and administrative	806,606	568,003

Loss from operations	(816,105)	(555,806))
Interest income	26,622	10,243
Interest expense	(9)	(6,463)-
Income from settlement of accrued legal fees	259	677,777-

Net income (loss)	$(789,233)	$125,751

Net income (loss) per share - basic	$(0.24)	$0.12
Net income (loss) per share - diluted	$(0.24)	$0.12

Weighted average shares outstanding - basic	3,347,285	1,013,038
Weighted average shares outstanding - diluted	3,347,285	1,088,038

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2006	20,000	$20	1,013,038	$1,013	$88,725,694	$(89,069,999)	$(343,272),
Net Income	-	-	-	-	-	125,751	125,751
Balance, December 31, 2006	20,000	20	1,013,038	1,013	88,725,694	(88,944,248)	(217,521)
Shares issued, net of issuance costs of $18,537			2,400,000	2,400	1,179,063		1,181,463
Net loss	-	-	-	-	-	(789,233)	(789,233)
Balance, December 31, 2007	20,000	$20	3,413,038	$3,413	$89,904,757	$(89,733,481)	$174,709

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(789,233)	$125,751
Adjustments to reconcile net loss to net cash used in operating activities:
Income from settlement of accrued legal expenses	-	(677,777)

Increase (decrease) in cash from the change in:
Accounts receivable	293	(3,493)
Accounts payable	62,828	(6,522)
Other accrued expenses and current liabilities	(12,634)	(46,811)
Net cash used in operating activities	(738,746)	(608,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment maturities	-	3,538
Net cash provided by investing activities	-	3,538

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) Proceeds from note payable	(250,000)	250,000
Proceeds from common stock offering	1,181,463	-
Net cash provided by financing activities	931,463	250,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	192,717	(355,314)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	125,348	480,662
CASH AND CASH EQUIVALENTS, END OF YEAR	$318,065	$125,348

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

As shown in the consolidated financial statements, during each of the two years in the period ended December 31, 2007, the Company incurred losses from operations of $815,846 and $555,806 respectively. Cash used in operations during each of the two years in the period ended December 31, 2006 was $738,746 and $608,852, respectively. These factors, among others, raise significant doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon   its ability to generate   sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

The Company has reduced its work force on four separate occasions since April 23, 2001 due to adverse economic conditions and the Company’s need to conserve capital. At December 31, 2007 and 2006, the Company had one (1) employee respectively, working in a general and administrative capacity.

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

Sales to two customers accounted for approximately 25% of total sales during 2007. Accounts receivable from these two customers represents 48% of total accounts receivable at December 31, 2007. There were no customers who accounted for 10% or more of the Company’s total sales during 2006. Accounts receivable from two customers accounted for approximately 23% of total accounts receivable at December 31, 2006.

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

Net Loss Per Common Share - Basic net income (loss) per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects, in addition to the weighted average number of common shares, the potential dilution if common stock options were exercised into common stock, unless the effects of such exercises would have been antidilitive. At December 31, 2007, we had 75,000 stock options outstanding which have been excluded from diluted common shares outstanding due to their antidilutive effect. These 75,000 shares were included in the December 31, 2006 diluted common shares.

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

  Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the years ended December 31, 2007, and 2006:

	Years Ended December 31,
	2007	2006
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

  Recently Issued Accounting Pronouncements

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

In December 2007 the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

5. Income Taxes

The Company has federal and state tax net operating loss carryforwards available for future periods of approximately $72,700,000. The federal tax net operating loss carryforwards expire beginning in 2010, and state tax net operating loss carryforwards began expiring in 2000. As a result of the changes in the ownership of the Company, there may be limitations on the amounts of net operating loss carryforwards that may be utilized in any one year. The Company also has research and development credits for federal tax purposes of approximately $518,000, which expire beginning in 2011.

The tax effect of significant items comprising the Company’s deferred tax assets at December 31, 2007 is as follows:

2007

Deferred tax assets:
Net operating loss carryforwards	$24,718,000
Research and development credits	518,000
25,236,000
Valuation allowance	(25,236,000)
Net deferred tax assets	$-

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Income Taxes (continued)

The Company believes that uncertainty exists with respect to future realization of the deferred tax assets and has established a valuation allowance for the full amount as of December 31, 2007 and 2006.

A reconciliation between the amount of income tax determined by applying the applicable U.S. statutory tax rate to the pre-tax loss is as follows:
	2007	2006

Federal statutory rate	34%	34%
State tax, net of federal impact	6	6
Provision for valuation allowance on deferred tax assets	(40)	(40)
Effective tax rate	-%	-%

6. Stockholders’ Equity

Preferred stock -The Preferred Stock has no stated dividend rate. Each share of Preferred Stock is convertible into one share of common stock at the option of the holder. In addition to the conversion feature, the holders of the Preferred Stock are entitled to twenty-five votes per share of Preferred Stock on any matter brought to a vote of stockholders.

On January 10, 2007, the Company issued an aggregate of 2,400,000 shares of common stock, par value $.001 per share to a group of investors led by current stockholders. Through the private placement of its common stock, the Company raised aggregate gross proceeds of $1,200,000. One of the investors in the offering provided bridge financing to the Company on September 20, 2006 in the principal amount of $250,000. This principal amount and accrued interest of $6,463 was automatically converted into a subscription for common stock pursuant to the offering. The Company intends to utilize the net proceeds of the private placement to pay past due expenses and to fund its various patent litigations.

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

7. Stock Option Plan

The Company’s 1999 Incentive Compensation Plan (the “Plan”) as amended, provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of December 31, 2007, there were 179,652 remaining options available for grant under the Plan.

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plan (continued)

No stock-based compensation is included in the Company’s 2007 or 2006 results of operations in connection with these grants issued prior to 2005 at exercise prices below the fair value of the Company’s common stock at the grant date.

There were no option grants made in 2007 and 2006.

Stock option activity, including options granted under the predecessor 1995 Stock Option Plan, was as follows:

	Number of Options	Weighted Exercise Price

Outstanding at December 31, 2005	75,000	1.73
Granted	-
Exercised	-
Forfeited	-
Outstanding at December 31, 2006	75,000	1.73
Granted	-
Exercised	-
Forfeited	-
Outstanding at December 31, 2007	75,000	$1.73

Exercisable at December 31, 2007 and 2006	75,000

Options Outstanding			Options Exercisable
Number of Options	Range of Exercise Prices	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Currently Exercisable
37,037	$1.00	2.75	$1.00	37,037
37,963	$4.05	6.5	$4.05	37,963
75,000				75,000

8. Retirement Savings Plan

The Company adopted a savings plan for its employees pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate and the plan allows a deferral ranging from a minimum 1% to the maximum percentage of compensation permitted by law. The Company may, at the discretion of the Board of Directors, make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company did not make any contribution in 2007 or 2006.

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

10. Related Party Transactions

None

11. Geographic Sales Information

The Company generates the majority of its revenues from the sale of its products and services in North America. All of the Company’s 2007 and 2006 revenues were generated from sales to North American customers.

12. Subsequent Event

 The Company received gross proceeds of approximately $1,023,672 million through the issuance of common stock pursuant to a rights offering and as a consequence issued, commencing on or about February 27, 2008, approximately 2,047,344 shares of its common stock to stockholders who properly exercised their rights in the rights offering. Pursuant to the rights offering, which concluded as of the close of business on February 19, 2008, stockholders of record at the close of business on December 21, 2007, received, at no charge, a 0.7032 non-transferable right for each share of common stock owned by such stockholder on the record date. Each full right entitled the holder to purchase one share of the Company's common stock at a purchase price of $0.50 per share.

The Company expects to use approximately $750,000 of the net proceeds from the rights offering in connection with pursuing various intellectual property litigations to enforce the Company’s patent portfolio. The Company anticipates using the balance of the net proceeds from the rights offering for working capital purposes, including obtaining directors’ and officers’ insurance.