Form 10-Q
period 2008-03-31
MANGOSOFT INC
filed 2008-05-15
CIK 947969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended March 31, 2008

Commission File Number: 000-30781

MANGOSOFT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0543565
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

29 Riverside St., Ste A Box 8
Nashua, NH	03062
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (603) 324-0400

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2008, 5,443,157 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

MANGOSOFT, INC. AND SUBSIDIARIES

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,102,481	$318,065
Accounts receivable	5,750	20,607
Total assets	$1,108,231	$338,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$158,465	$114,566
Accrued compensation	7,788	7,788
Other accrued expenses and current liabilities	21,088	41,609
Total current liabilities	187,341	163,963

Stockholders’ Equity:
Preferred stock - $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000	20	20
Common stock - $.001 par value, authorized 15,000,000 shares in March 2008 and December 2007; issued and outstanding, 5,443,157 in March 2008 and 3,413,038 in December 2007	5,443	3,413
Additional paid-in capital	90,926,273	89,904,757
Accumulated deficit	(90,010,846)	(89,733,481)
Total stockholders' equity	920,890	174,709
Total liabilities and stockholders' equity	$1,108,231	$338,672

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

Service revenues	$65,607	$61,931
Costs and expenses:
Cost of services	65,601	64,742
General and administrative	281,642	119,298
Loss from operations	(281,636)	(122,109)

Interest income	4,271	9,135
Net loss	$(277,365)	$(112,974)

Net loss per share – basic and diluted	$(0.07)	$(0.04)

Weighted average shares outstanding – basic and diluted	4,149,235	3,146,371

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(277,365)	$(112,974)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) in cash from the change in:
Accounts receivable	14,857	12,903
Accounts payable	43,899	(29,875)
Accrued compensation	-	(3,894)
Other accrued expenses	(20,521)	(10,309)
Net cash used in operating activities	(239,130)	(144,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Private Placement of Common Stock	1,023,546	925,000
Net cash provided by financing activities	1,023,546	925,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	784,416	780,851
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	318,065	125,348
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,102,481	$906,199

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

As shown in the unaudited condensed consolidated financial statements, during the three months ended March 31, 2008 and 2007, the Company incurred net losses of $277,365 and $112,974 respectively. Cash used in operations during the three months ended March 31, 2008 and 2007 was $239,130 and $144,149, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

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

On April 25, 2007, the Company announced that its Mangomind Business Internet File Service now supports Microsoft’s Windows Vista. With the addition of Windows Vista, Mangomind runs on all of the most commonly used Windows PC business platforms, including Windows 97, 98, ME, NT, 2000, XP and Windows Server 2003.

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

For the three months ended March 31, 2008 and 2007, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

3.	REVENUE RECOGNITION

The Company records revenue upon delivery if pervasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. Revenue for sales to distributors is recognized upon sales to end users. Service revenue is recognized as services are performed.

4.	STOCK-BASEDCOMPENSATION

The Company currently has one stock-based compensation plan, which is described more fully in Note 7 in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2007, as filed on March 30, 2008. As amended, this plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of March 31, 2008, there were 179,652 remaining options available under this plan.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost to be recognized for the first three months of 2006 would include: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There were no unvested stock based payments at January 1, 2006 and there were no stock based payments granted during the three months ended March 31, 2008 and 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Quarterly Report on Form 10-Q, including under “Risk Factors.” You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements for the periods specified and the related notes included herein. Further reference should be made to our Annual Report on Form 10-KSB for the period ended December 31, 2007 filed with the Securities and Exchange Commission.

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

Critical Accounting Policies

Our accounting policies are fully described in Note 2 in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2007, as filed on March 30, 2008. The following describes the application of accounting principles that have significant impact on our unaudited consolidated financial statements:

Going Concern Assumption – The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If the unaudited consolidated financial statements were prepared on liquidation basis, the carrying value of our assets and liabilities would be adjusted to net realizable amounts. In addition, the classification of the assets and liabilities would be adjusted to reflect the liquidation basis of accounting.

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

Engineering and Development Expenses - Engineering and development expenses consist primarily of costs related to the design, development, testing, deployment and enhancement of our products and services. We have expensed our engineering and development costs as incurred. At March 31, 2008, there were no full time employees performing engineering or development on our products and services. We have outsourced the maintenance of our billable services infrastructure as well as product and customer support to Built Right Networks.

Other Operating Expenses – Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At March 31, 2008, there were no full time employees performing selling and marketing activities. Our remaining employee is performing general and administrative activities.

Reduction in Force – We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At March 31, 2008, we had one employee, working in a general and administrative capacity.

Results of Operations – Three Months Ended March 31, 2008 and 2007

Revenues for the three months ended March 31, 2008 increased $3,676 or 5.9% to $65,607 from $61,931 for the comparable period in 2007. No customer accounted for more than 10% of our revenues for either period.

We recognized $62,552 from the sale of our MangomindSM service and $3,055 from the sale of our fileTRUSTSM service during the three months ended March 31, 2008. During the comparable period in 2007, we recognized $59,063 from the sale of the MangomindSM service and $2,868 from the sale of our fileTRUSTSM service.

Cost of services for the three months ended March 31, 2008 increased $859 or 1.3% to $65,601 compared to $64,742 for the comparable period in 2007. The decrease in the cost of delivering our services was primarily a result of our continued reductions and our switch to a lower cost data center. In response to our loss of Bank of America (formerly FleetBoston) as a customer, we have instituted cost reductions to lessen the adverse effects of the loss of the Bank of America (formerly FleetBoston) revenues, including restructuring our business relationships with key vendors such as Built Right Networks.

For the three months ended March 31, 2008, other operating expenses including selling and marketing and general and administrative expenses increased $162,344 or 136% to $281,642 compared with $119,298 for the comparable period in 2007. The increase in other operating expenses was due primarily to legal costs incurred in pursuit of patents and in defense of our patents combined with a reduction of public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the three months ended March 31, 2008 and 2007, our one (1) full-time employee was working in a general and administrative capacity.

Our loss from operations increased $159,527 to $281,636 for the three months ended March 31, 2008 compared with a loss from operations of $122,109 for the comparable period in 2007 as a result of the above factors.

Interest income decreased $4,864 to $4,271 for the three months ended March 31, 2008 compared to $9,135 for the comparable period in 2007 due to the availability of working capital.

Financial Condition, Liquidity and Capital Resources

We were formed in June 1995 and, since our formation, have raised approximately $76,449,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At March 31, 2008, approximately $187,000 in additional financing was provided through accounts payable, accrued expenses and other trade credit.

On January 10, 2007, the Company completed the sale of an aggregate of 2,400,000 shares of common stock, par value $.001 per share to a group of investors led by current stockholders. Through the private placement of its common stock, the Company raised aggregate gross proceeds of $1,200,000. One of the investors in the offering provided bridge financing to the Company on September 20, 2007 in the principal amount of $250,000. This principal amount and accrued interest of $6,463 was automatically converted into a subscription for Common Stock pursuant to the offering. The Company intends to utilize the net proceeds of the private placement to pay past due expenses and to fund its various patent litigations

The Company received gross proceeds of approximately $1,023,672 through the issuance of common stock pursuant to a rights offering and as a consequence issued, completed on or about February 19, 2008, approximately 2,047,344 shares of its common stock to stockholders who properly exercised their rights in the rights offering. Pursuant to the rights offering, which concluded as of the close of business on February 19, 2008, stockholders of record at the close of business on December 21, 2007, received, at no charge, a 0.7032 non-transferable right for each share of common stock owned by such stockholder on the record date. Each full right entitled the holder to purchase one share of the Company’s common stock at a purchase price of $0.50 per share.

At March 31, 2008, we had a cash balance of $1,102,481 and working capital of approximately $921,000. We do not have any commercial commitments or off balance sheet financing. Our commitments are described in Note 9 in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2007, as filed on March 30, 2008.

We did not make any capital expenditures during the three months ended March 31, 2008.

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

As shown in the unaudited consolidated financial statements, during the three months ended March 31, 2008 and 2007, we incurred a net loss of $277,365 and $112,974, respectively. Cash used in operations during the three months ended March 31, 2008 and 2007 was $239,130 and $144,149, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any commercial commitments or off-balance sheet financing. Our commitments are described in Note 9 to our consolidated financial statements filed on Form 10-KSB for the period ended December 31, 2007, as reported to the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The accompanying unaudited consolidated financial statements include estimated fair value information as of March 31, 2008 as required by SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

CASH

The carrying amounts approximate fair market value at March 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

We have significantly reduced our work force on several occasions during 2001 and 2002. At March 31, 2007 and 2008, we had one (1) employee, Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1a. – Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $90,010,846 as of March 31, 2008. For the three months ended March 31, 2008, our loss from operations was $277,365. For the year ended December 31, 2007 our loss from operations was $112,974. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Number	Description of Exhibit
2.1	Agreement and Plan of Merger by and among First American Clock Co., MangoSoft Corporation and MangoMerger Corp., dated as of August 27,1999. (1)
3.1	Articles of Incorporation, as amended. (2)
3.2	By-laws. (2)
4.1	Rights Plan. (6)
10	Lease of Westborough Office Park, Building Five, dated November 10, 1995. (3)
14	Code of Ethics. (7)
21	Subsidiary of the Registrant. (2)
31.1	Certification of Principal Executive Officer required by Rule 13a 14(a) or Rule 15-d14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	1999 Incentive Compensation Plan, as amended and restated on May 1, 2000. (1)
99.2	Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (1)
99.3	Form of Warrant Agreement. (1)
99.4	Asset Purchase Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)
99.5	Warrant Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)
99.6	Information Management Services Agreement, dated September 30, 2002, between MangoSoft, Inc. and Built Right Networks LLC. (5)
99.7	Rights Agreement, dated March 14, 2003, between MangoSoft, Inc. and Interwest Transfer Co., Inc. (6)

(1)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.
(2)	Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby incorporated by reference thereto.
(3)	Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.
(4)	Filed as an exhibit to our Quarterly Report filed August 14, 2002 for the quarter ended June 30, 2002 and hereby incorporated by reference thereto.
(5)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 30, 2002 and hereby incorporated by reference thereto.
(6)	Filed as an exhibit to our Current Report on Form 8-K for an event dated March 21, 2003, as amended on July 25, 2003, and hereby incorporated by reference thereto.
(7)	Filed as an exhibit to our Annual Report filed on March 26, 2004 for the year ended December 31, 2003 and hereby incorporated by reference thereto.

(b) Reports on Form 8-K:

(1)	On January 22, 2008, Form 8-K was filed indicating that its Board of Directors has extended the expiration date of its previously announced rights offering from January 29, 2008 to February 18, 2008.

(2)	On January 29, 2008, Form 8-K was filed indicating that its Board of Directors has extended the expiration date of its previously announced rights offering from February 18, 2008 to February 19, 2008.

(3)
On February 27, 2008, Form 8-K was filed indicating the closing and the results of its rights offering which ended as of the close of business on February 19, 2008. The Company received gross proceeds of approximately $1,023,672 and will issue approximately 2,047,344 shares of its common stock to its stockholders who properly exercised their rights in the rights offering. The Company expects to commence issuing the shares of common stock on or about February 27, 2008.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2008	MANGOSOFT, INC.

/S/ Dale Vincent
Dale Vincent Chief Executive Officer (Principal Financial and Accounting Officer)