Form 10-Q
period 2008-06-30
MANGOSOFT INC
filed 2008-08-14
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended June 30, 2008

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

As of August 14, 2008, 5,443,157 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

MANGOSOFT, INC. AND SUBSIDIARIES

INDEX

Page
PART I. FINANCIAL INFORMATION

ITEM 1 – Condensed Consolidated Financial Statements (Unaudited):

Balance Sheets as of June 30, 2008 and December 31, 2007	3
Statements of Operations for the Three Months Ended June 30, 2008 and 2007 Statements of Operations for the Six Months Ended June 30, 2008 and 2007	4
Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	14

ITEM 4 – Controls and Procedures	14

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings	15
ITEM 1a. – Risk Factors	16
ITEM 6 – Exhibits and Reports on Form 8-K	19

Signature	21
Officer Certification

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$741,910	$318,065
Accounts receivable	21,352	20,607
Total assets	$763,262	$338,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$61,762	$114,566
Accrued compensation	7,788	7,788
Other accrued expenses and current liabilities	66,133	41,609
Total current liabilities	135,683	163,963

Stockholders’ Equity:
Preferred stock - $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000	20	20
Common stock - $.001 par value, authorized 15,000,000 shares in June 2008 and December 2007; issued and outstanding, 5,443,157 in June 2008 and 3,413,038 in December 2007	5,443	3,413
Additional paid-in capital	90,926,273	89,904,757
Accumulated deficit	(90,304,157)	(89,733,481)
Total stockholders' equity	627,579	174,709
Total liabilities and stockholders' equity	$763,262	$338,672

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2008	2007
	(Unaudited)

Service revenues	$68,248	$60,244
Costs and expenses:
Cost of services	65,452	65,256
General and administrative	302,173	314,813
Loss from operations	(299,377)	(319,825)

Interest income	6,066	7,428
Net loss	$(293,311)	$(312,397)

Net loss per share – basic and diluted	$(0.05)	$(0.10)

Weighted average shares outstanding – basic and diluted	5,443,157	3,413,038

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2008	2007
	(Unaudited)

Service revenues	$133,855	$122,175
Costs and expenses:
Cost of services	131,053	129,998
General and administrative	583,815	434,111
Loss from operations	(581,013)	(441,934)

Interest income	10,337	16,563
Net loss	$(570,676)	$(425,371)

Net loss per share – basic and diluted	$(0.12)	$(0.13)

Weighted average shares outstanding – basic and diluted	4,796,196	3,280,441

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(570,676)	$(425,371)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) in cash from the change in:
Accounts receivable	(745)	4,499
Accounts payable	(52,804)	(42,558)
Other accrued expenses and current liabilities	24,524	(806)
Net cash used in operating activities	(599,701)	(464,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Private Placement of Common Stock	1,023,546	925,000
Net cash provided by financing activities	1,023,546	925,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	423,845	460,764
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	318,065	125,348
CASH AND CASH EQUIVALENTS, END OF PERIOD	$741,910	$586,112

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

As shown in the unaudited condensed consolidated financial statements, during the six months ended June 30, 2008 and 2007, the Company incurred net losses of $570,676 and $425,371 respectively. Cash used in operations during the six months ended June 30, 2008 and 2007 was $599,701 and $464,236, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

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

The Company received gross proceeds of $1,023,546 through the issuance of common stock pursuant to a rights offering and as a consequence issued, commencing on or about February 27, 2008, approximately 2,047,344 shares of its common stock to stockholders who properly exercised their rights in the rights offering. Pursuant to the rights offering, which concluded as of the close of business on February 19, 2008, stockholders of record at the close of business on December 21, 2007, received, at no charge, a 0.7032 non-transferable right for each share of common stock owned by such stockholder on the record date. Each full right entitled the holder to purchase one share of the Company's common stock at a purchase price of $0.50 per share.

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

For the six months ended June 30, 2008 and 2007, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

3. REVENUE RECOGNITION

The Company records revenue upon delivery if pervasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. Revenue for sales to distributors is recognized upon sales to end users. Service revenue is recognized as services are performed.

4. STOCK-BASED COMPENSATION

The Company currently has one stock-based compensation plan, which is described more fully in Note 7 in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2007, as filed on March 28, 2008. As amended, this plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of June 30, 2008, there were 179,652 remaining options available under this plan.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost to be recognized for the first three months of 2006 would include: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There were no unvested stock based payments at January 1, 2006 and there were no stock based payments granted during the six months ended June 30, 2008 and 2007.

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

Critical Accounting Policies

Our accounting policies are fully described in Note 2 in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2007, as filed on March 28, 2008. The following describes the application of accounting principles that have significant impact on our unaudited consolidated financial statements:

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

Engineering and Development Expenses - Engineering and development expenses consist primarily of costs related to the design, development, testing, deployment and enhancement of our products and services. We have expensed our engineering and development costs as incurred. At June 30, 2008, there were no full time employees performing engineering or development on our products and services. We have outsourced the maintenance of our billable services infrastructure as well as product and customer support to Built Right Networks.

Other Operating Expenses – Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At June 30, 2008, there were no full time employees performing selling and marketing activities. Our remaining employee is performing general and administrative activities.

Reduction in Force – We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At June 30, 2008, we had one employee, working in a general and administrative capacity.

Results of Operations – Three Months Ended June 30, 2008 and 2007

Revenues for the three months ended June 30, 2008 increased $8,004 or 13.3% to $68,248 from $60,244 for the comparable period in 2007. No customer accounted for more than 10% of our revenues for either period.

We recognized $64,922 from the sale of our MangomindSM service and $3,326 from the sale of our fileTRUSTSM service during the three months ended June 30, 2008. During the comparable period in 2007, we recognized $57,725 from the sale of the MangomindSM service and $2,519 from the sale of our fileTRUSTSM service.

Cost of services for the three months ended June 30, 2008 increased $196 or .3% to $65,452 compared to $65,256 for the comparable period in 2007. The cost of delivering our service has been consistent from year to year due to the stabilization of our contracts with our data center.

For the three months ended June 30, 2008, other operating expenses including selling and marketing and general and administrative expenses decreased $12,640 or 4.0% to $302,173 compared with $314,813 for the comparable period in 2007. During the three months ended June 30, 2008 and 2007, our one (1) full-time employee was working in a general and administrative capacity.

Our loss from operations decreased $20,448 to $299,377 for the three months ended June 30, 2008 compared with a loss from operations of $319,825 for the comparable period in 2007 as a result of the above factors.

Interest income decreased $1,362 to $6,066 for the three months ended June 30, 2008 compared to $7,428 for the comparable period in 2007 due to the availability of working capital.

Results of Operations – Six Months Ended June 30, 2008 and 2007

Revenues for the six months ended June 30, 2008 increased $11,680 or 9.6% to $133,855 from $122,175 for the comparable period in 2007. No customer accounted for more than 10% of our revenues for either period.

We recognized $127,475 from the sale of our MangomindSM service and $6,380 from the sale of our fileTRUSTSM service during the six months ended June 30, 2008. During the comparable period in 2007, we recognized $116,789 from the sale of the MangomindSM service and $5,386 from the sale of our fileTRUSTSM service.

Cost of services for the six months ended June 30, 2008 increased $1,055 or .8% to $131,053 compared to $129,998 for the comparable period in 2007. The cost of delivering our service has been consistent from year to year due to the stabilization of our contracts with our data center.

For the six months ended June 30, 2008, other operating expenses including selling and marketing and general and administrative expenses increased $149,704 or 34.5% to $583,815 compared with $434,111 for the comparable period in 2007. The increase in other operating expenses was due primarily to legal costs incurred in pursuit of patents and in defense of our patents combined with a reduction of public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the three months ended June 30, 2008 and 2007, our one (1) full-time employee was working in a general and administrative capacity.

Our loss from operations increased $139,079 to $581,013 for the six months ended June 30, 2008 compared with a loss from operations of $441,934 for the comparable period in 2007 as a result of the above factors.

Interest income decreased $6,266 to $10,337 for the six months ended June 30, 2008 compared to $16,563 for the comparable period in 2007 due to the availability of working capital.

Financial Condition, Liquidity and Capital Resources

We were formed in June 1995 and, since our formation, have raised approximately $76,449,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At June 30, 2008, approximately $135,000 in additional financing was provided through accounts payable, accrued expenses and other trade credit.

On January 10, 2007, the Company completed the sale of an aggregate of 2,400,000 shares of common stock, par value $.001 per share to a group of investors led by current stockholders. Through the private placement of its common stock, the Company raised aggregate gross proceeds of $1,200,000. One of the investors in the offering provided bridge financing to the Company on September 20, 2007 in the principal amount of $250,000. This principal amount and accrued interest of $6,463 was automatically converted into a subscription for Common Stock pursuant to the offering. The Company intends to utilize the net proceeds of the private placement to pay past due expenses and to fund its various patent litigations

The Company received gross proceeds of $1,023,546 through the issuance of common stock pursuant to a rights offering and as a consequence issued, completed on or about February 19, 2008, approximately 2,047,344 shares of its common stock to stockholders who properly exercised their rights in the rights offering. Pursuant to the rights offering, which concluded as of the close of business on February 19, 2008, stockholders of record at the close of business on December 21, 2007, received, at no charge, a 0.7032 non-transferable right for each share of common stock owned by such stockholder on the record date. Each full right entitled the holder to purchase one share of the Company’s common stock at a purchase price of $0.50 per share.

At June 30, 2008, we had a cash balance of $741,910 and working capital of $627,579. We do not have any commercial commitments or off balance sheet financing. Our commitments are described in Note 9 in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2007, as filed on March 28, 2008.

We did not make any capital expenditures during the three months ended June 30, 2008.

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

As shown in the unaudited consolidated financial statements, during the six months ended June 30, 2008 and 2007, we incurred a net loss of $570,676 and $425,371, respectively. Cash used in operations during the six months ended June 30, 2008 and 2007 was $599,701 and $464,236, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any commercial commitments or off-balance sheet financing. Our commitments are described in Note 9 to our consolidated financial statements filed on Form 10-KSB for the period ended December 31, 2007, as reported to the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The accompanying unaudited consolidated financial statements include estimated fair value information as of June 30, 2008 as required by SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

CASH

The carrying amounts approximate fair market value at June 30, 2008.

ITEM 4. CONTROLS AND PROCEDURES

We have significantly reduced our work force on several occasions during 2001 and 2002. At June 30, 2007 and 2008, we had one (1) employee, Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 14 2008, Form 8-K was filed indicating that the United States Court of Appeals for the Federal Circuit issued an opinion in the case Mangosoft, Inc. et al. v. Oracle Corporation. The opinion affirmed the District Court’s claim construction order of September 21, 2004 and the District Court’s decision granting defendant’s motion for summary judgement on non-infringement entered by the District Court on March 28, 2007.

Other than the matters listed above, there are no material pending legal proceedings, other than the routine litigation occurring in the normal course of operations, to which we are party or of which any of our properties are subject.

ITEM 1a. – Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $90,304,157 as of June 30, 2008. For the six months ended June 30, 2008, our loss from operations was $581,013. For the year ended December 31, 2007 our loss from operations was $112,974. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

(4)
On May 14 2008, Form 8-K was filed indicating that the United States Court of Appeals for the Federal Circuit issued an opinion in the case Mangosoft, Inc. et al. v. Oracle Corporation. The opinion affirmed the District Court’s claim construction order of September 21, 2004 and the District Court’s decision granting defendant’s motion for summary judgement on non-infringement entered by the District Court on March 28, 2007.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2008	MANGOSOFT, INC.

/S/ Dale Vincent
Dale Vincent Chief Executive Officer (Principal Financial and Accounting Officer)