Form 10-Q
period 2008-09-30
MANGOSOFT INC
filed 2008-11-14
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended September 30, 2008

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

MANGOSOFT, INC. AND SUBSIDIARIES

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$553,175	$318,065
Accounts receivable	21,116	20,607
Total assets	$574,291	$338,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,412	$114,566
Accrued compensation	7,788	7,788
Other accrued expenses and current liabilities	25,776	41,609
Total current liabilities	55,976	163,963

Stockholders’ Equity:
Preferred stock - $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000	20	20
Common stock - $.001 par value, authorized 15,000,000 shares in September 2008 and December 2007; issued and outstanding, 5,443,157 in September 2008 and 3,413,038 in December 2007	5,443	3,413
Additional paid-in capital	90,926,275	89,904,757
Accumulated deficit	(90,413,423)	(89,733,481)
Total stockholders' equity	518,315	174,709
Total liabilities and stockholders' equity	$574,291	$338,672

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2008	2007
	(Unaudited)

Service revenues	$67,349	$61,059
Costs and expenses:
Cost of services	65,274	65,117
General and administrative	115,454	105,228
Loss from operations	(113,379)	(109,286)

Interest income	4,113	5,826
Net loss	$(109,266)	$(103,460)

Net loss per share – basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding – basic and diluted	5,443,157	3,413,038

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)

Service revenues	$201,204	$183,234
Costs and expenses:
Cost of services	196,327	195,115
General and administrative	699,269	539,339
Loss from operations	(694,392)	(551,220)

Interest income	14,450	22,389
Net loss	$(679,942)	$(528,831)

Net loss per share – basic and diluted	$(0.14)	$(0.16)

Weighted average shares outstanding – basic and diluted	5,013,424	3,325,126

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(679,942)	$(528,831)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) in cash from the change in:
Accounts receivable	(509)	1,456
Accounts payable	(92,154)	(51,738)
Accrued compensation	-	(3,894)
Other accrued expenses	(15,833)	(6,675)
Net cash used in operating activities	(788,438)	(589,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Private Placement of Common Stock	1,023,548	925,000
Net cash provided by financing activities	1,023,548	925,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	235,110	335,318
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	318,065	125,348
CASH AND CASH EQUIVALENTS, END OF PERIOD	$553,175	$460,666

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

As shown in the unaudited condensed consolidated financial statements, during the nine months ended September 30, 2008 and 2007, the Company incurred net losses of $679,942 and $528,831 respectively. Cash used in operations during the nine months ended September 30, 2008 and 2007 was $788,436 and $589,682, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

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

The Company received gross proceeds of $1,023,548 through the issuance of common stock pursuant to a rights offering and as a consequence issued, commencing on or about February 27, 2008, approximately 2,047,344 shares of its common stock to stockholders who properly exercised their rights in the rights offering. Pursuant to the rights offering, which concluded as of the close of business on February 19, 2008, stockholders of record at the close of business on December 21, 2007, received, at no charge, a 0.7032 non-transferable right for each share of common stock owned by such stockholder on the record date. Each full right entitled the holder to purchase one share of the Company's common stock at a purchase price of $0.50 per share.

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

For the nine months ended September 30, 2008 and 2007, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

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

4. STOCK-BASED COMPENSATION

The Company currently has one stock-based compensation plan, which is described more fully in Note 7 in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2007, as filed on March 28, 2008. As amended, this plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of September 30, 2008, there were 179,652 remaining options available under this plan.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost to be recognized for the first three months of 2006 would include: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation , and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There were no unvested stock based payments at January 1, 2006 and there were no stock based payments granted during the nine months ended September 30, 2008 and 2007.

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

Mangomind SM is a multi-user, business-oriented, peer-to-peer file sharing system, allowing individual users to collaborate over the Internet across organizational boundaries in a safe and secure manner. The architecture is a blend of the manageability of client/server with the autonomy, clustering, and caching optimizations of peer-to-peer. The user experience is one of easy file sharing with colleagues through what looks like an ordinary LAN shared drive. Mangomind SM provides the secure file sharing benefits of a VPN without additional hardware and configuration complexities. Mangomind SM is sold as both a service and a standalone software product.

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

Going Concern Assumption– The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If the unaudited consolidated financial statements were prepared on liquidation basis, the carrying value of our assets and liabilities would be adjusted to net realizable amounts. In addition, the classification of the assets and liabilities would be adjusted to reflect the liquidation basis of accounting.

Revenue Recognition– We recognize revenue generated from product sales when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. We recognize revenue generated from the sale of the Mangomind SM and fileTRUST SM services as the service is provided. We recognize revenue generated from the sale of the Mangomind SM product over the period of the first year’s maintenance agreement when persuasive evidence of the arrangement exists, the price is fixed and determinable, delivery and any required installation has been completed and collection is probable.

Stock-based Compensation– As part of our compensation programs offered to our employees, we grant stock options. In addition, we have engaged third-party consultants and advisors and have compensated them in the form of stock options. Compensation for stock options issued to employees and to third-party consultants and advisors is measured at the fair value on the date of grant, determined using the Black-Scholes valuation model. Because of the cashless exercise feature of the stock options granted in 1999 and the repricing of options granted in 2000 and 2003, we are required to remeasure the compensation related to these awards at each reporting date. As the quoted market price of our common stock fluctuates, our reported operating expenses will continue to fluctuate. These fluctuations can be significant.

Deferred Taxation– Because of the significant operating losses incurred and projected future operating losses, we have provided a full valuation allowance against the deferred tax assets created by our net operating loss carryforwards.

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

Engineering and Development Expenses - Engineering and development expenses consist primarily of costs related to the design, development, testing, deployment and enhancement of our products and services. We have expensed our engineering and development costs as incurred. At September 30, 2008, there were no full time employees performing engineering or development on our products and services. We have outsourced the maintenance of our billable services infrastructure as well as product and customer support to Built Right Networks.

Other Operating Expenses – Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At September 30, 2008, there were no full time employees performing selling and marketing activities. Our remaining employee is performing general and administrative activities.

Reduction in Force– We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At September 30, 2008, we had one employee, working in a general and administrative capacity.

Results of Operations– Three Months Ended September 30, 2008 and 2007

Revenues for the three months ended September 30, 2008 increased $6,290 or 10.3% to $67,349 from $61,059 for the comparable period in 2007. No customer accounted for more than 10% of our revenues for either period.

We recognized $64,438 from the sale of our Mangomind SM service and $2,911 from the sale of our fileTRUST SM service during the three months ended September 30, 2008. During the comparable period in 2007, we recognized $58,513 from the sale of the Mangomind SM service and $2,546 from the sale of our fileTRUST SM service.

Cost of services for the three months ended September 30, 2008 increased $157 or .2% to $65,274 compared to $65,117 for the comparable period in 2007. The cost of delivering our service has been consistent from year to year due to the stabilization of our contracts with our data center.

For the three months ended September 30, 2008, other operating expenses including selling and marketing and general and administrative expenses increased $10,226 or 9.7% to $115,454 compared with $105,228 for the comparable period in 2007. During the three months ended September 30, 2008 and 2007, our one (1) full-time employee was working in a general and administrative capacity.

Our loss from operations increased $4,093 to $113,379 for the three months ended September 30, 2008 compared with a loss from operations of $109,286 for the comparable period in 2007 as a result of the above factors.

Interest income decreased $1,713 to $4,113 for the three months ended September 30, 2008 compared to $5,826 for the comparable period in 2007 due to the availability of working capital.

Results of Operations– Nine Months Ended September 30, 2008 and 2007

Revenues for the nine months ended September 30, 2008 increased $17,970 or 9.8% to $201,204 from $183,234 for the comparable period in 2007. No customer accounted for more than 10% of our revenues for either period.

We recognized $191,913 from the sale of our Mangomind SM service and $9,291 from the sale of our fileTRUST SM service during the nine months ended September 30, 2008. During the comparable period in 2007, we recognized $175,302 from the sale of the Mangomind SM service and $7,932 from the sale of our fileTRUST SM service.

Cost of services for the nine months ended September 30, 2008 increased $1,212 or .6% to $196,327 compared to $195,115 for the comparable period in 2007. The cost of delivering our service has been consistent from year to year due to the stabilization of our contracts with our data center.

For the nine months ended September 30, 2008, other operating expenses including selling and marketing and general and administrative expenses increased $159,930 or 29.7% to $699,269 compared with $539,339 for the comparable period in 2007. The increase in other operating expenses was due primarily to legal costs incurred in pursuit of patents and in defense of our patents combined with a reduction of public relations, legal and other corporate consultants and facility rent. During the three months ended September 30, 2008 and 2007, our one (1) full-time employee was working in a general and administrative capacity.

Our loss from operations increased $143,172 to $694,392 for the nine months ended September 30, 2008 compared with a loss from operations of $551,220 for the comparable period in 2007 as a result of the above factors.

Interest income decreased $7,939 to $14,450 for the nine months ended September 30, 2008 compared to $22,389 for the comparable period in 2007 due to the availability of working capital.

Financial Condition, Liquidity and Capital Resources

We were formed in September 1995 and, since our formation, have raised approximately $76,449,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At September 30, 2008, approximately $56,000 in additional financing was provided through accounts payable, accrued expenses and other trade credit.

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

At September 30, 2008, we had a cash balance of $553,175 and working capital of $518,315. We do not have any commercial commitments or off balance sheet financing. Our commitments are described in Note 9 in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2007, as filed on March 28, 2008.

We did not make any capital expenditures during the three months ended September 30, 2008.

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

As shown in the unaudited consolidated financial statements, during the nine months ended September 30, 2008 and 2007, we incurred a net loss of $679,942 and $528,831, respectively. Cash used in operations during the nine months ended September 30, 2008 and 2007 was $788,436 and $589,682, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any commercial commitments or off-balance sheet financing. Our commitments are described in Note 9 to our consolidated financial statements filed on Form 10-KSB for the period ended December 31, 2007, as reported to the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The accompanying unaudited consolidated financial statements include estimated fair value information as of September 30, 2008 as required by SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

CASH

The carrying amounts approximate fair market value at September 30, 2008.

ITEM 4. CONTROLS AND PROCEDURES

At September 30, 2007 and 2008, we had one (1) employee, Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

Our Chief Executive Officer, President and sole director, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION
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

ITEM 1a. – Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $90,413,423 as of September 30, 2008. For the nine months ended September 30, 2008, our loss from operations was $694,392. For the year ended December 31, 2007 our loss from operations was $816,105. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Number	Description of Exhibit
2.1	Agreement and Plan of Merger by and among First American Clock Co., MangoSoft Corporation and MangoMerger Corp., dated as of August 27,1999. (1)
3.1	Articles of Incorporation, as amended. (2)
3.2	By-laws. (2)
4.1	Rights Plan. (6)
10	Lease of Westborough Office Park, Building Five, dated November 10, 1995. (3)
14	Code of Ethics. (7)
21	Subsidiary of the Registrant. (2)
31.1	Certification of Principal Executive Officer required by Rule 13a 14(a) or Rule 15-d14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	1999 Incentive Compensation Plan, as amended and restated on May 1, 2000. (1)
99.2	Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (1)
99.3	Form of Warrant Agreement. (1)
99.4	Asset Purchase Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)
99.5	Warrant Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)
99.6	Information Management Services Agreement, dated September 30, 2002, between MangoSoft, Inc. and Built Right Networks LLC. (5)
99.7	Rights Agreement, dated March 14, 2003, between MangoSoft, Inc. and Interwest Transfer Co., Inc. (6)

(1)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.
(2)	Filed as an exhibit to our Registration Statement on Form 10-SB, filed September 9, 2000, and hereby incorporated by reference thereto.
(3)	Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.
(4)	Filed as an exhibit to our Quarterly Report filed August 14, 2002 for the quarter ended September 30, 2002 and hereby incorporated by reference thereto.
(5)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 30, 2002 and hereby incorporated by reference thereto.
(6)	Filed as an exhibit to our Current Report on Form 8-K for an event dated March 21, 2003, as amended on July 25, 2003, and hereby incorporated by reference thereto.
(7)	Filed as an exhibit to our Annual Report filed on March 26, 2004 for the year ended December 31, 2003 and hereby incorporated by reference thereto.

(b) Reports on Form 8-K:

(1)	On January 22, 2008, Form 8-K was filed indicating that its Board of Directors has extended the expiration date of its previously announced rights offering from January 29, 2008 to February 18, 2008.

(2)	On January 29, 2008, Form 8-K was filed indicating that its Board of Directors has extended the expiration date of its previously announced rights offering from February 18, 2008 to February 19, 2008.

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

November 14, 2008	MANGOSOFT, INC.

/S/ Dale Vincent
Dale Vincent Chief Executive Officer (Principal Financial and Accounting Officer)