Form 10-K
period 2008-12-31
MANGOSOFT INC
filed 2009-03-30
CIK 947969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________

Commission File Number 001-12345

MANGOSOFT, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0543565
(State of incorporation)	(I.R.S. Employer Identification No.)

29 Riverside Street, Suite A, MS A-8 Nashua, NH	03062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (603) 324-0400

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer   ☐ Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of June 30, 2008 was $1.59 million, based on the most recent sales price of the common stock of Company ($0.25 per share) in private transactions at such date (when the common stock of the Company was not publicly quoted or listed for trading).  As of March 25, 2009, there were 5,443,157 shares of common stock outstanding.

MANGOSOFT, INC.

INDEX TO FORM 10-K

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company’s prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal Securities Laws. The Company’s future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors.

Readers should pay particular attention to the considerations described in the section of this report entitled “Risk Factors” beginning on page 8 of this report. Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(A) BUSINESS DEVELOPMENT

MangoSoft, Inc. (“MangoSoft” or the “Company” ) was incorporated as First American Clock Co. (“First American”) under the laws of the State of Nevada on May 17, 1995. In connection with the organization of First American, its president and founders contributed $8,000 cash as initial capital. To raise funds with which to commence business operations, First American registered a public offering of its securities on Form SB-2, Commission File No. 33-93994, which became effective on October 25, 1995. Pursuant thereto, First American sold 187,800 shares of its common stock (as adjusted for stock splits) to the public at approximately $0.29 per share and raised gross proceeds of $54,150. However, First American did not generate any significant revenues from its operations and ceased such operations at the end of 1998.

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

Pursuant to the terms of the Merger Agreement, all of the outstanding capital stock of MangoSoft Corporation were converted into common stock of MangoSoft, Inc., par value $0.001 per share (the “Common Stock”), in accordance with the conversion rates specified in the Merger Agreement. In connection with the Merger, MangoSoft, Inc. issued 555,889 shares of Common Stock to security holders and certain debt holders of MangoSoft Corporation. As part of the Merger, the Company completed a private placement of 111,112 shares of common stock for net proceeds of approximately $3.1 million n and issued 11,112 shares of common stock to the placement agent in respect of such private placement. Because First American was a non-operating entity and the closing of such private placement was contingent upon the closing of the Merger, the Merger was accounted for as a capital transaction and treated as a reverse acquisition, so that MangoSoft Corporation was deemed to have acquired First American. Accordingly, unless otherwise specified, historical references to our operations are references to the operations of MangoSoft Corporation.

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

In February 2008, the Company received gross proceeds of approximately $1,023,672 million through the issuance of common stock pursuant to a rights offering and as a consequence issued, commencing on or about February 27, 2008, approximately 2,047,344 shares of its common stock to stockholders who properly exercised their rights in the rights offering. Pursuant to the rights offering, which concluded as of the close of business on February 19, 2008, stockholders of record at the close of business on December 21, 2007, received, at no charge, a 0.7032 non-transferable right for each share of common stock owned by such stockholder on the record date. Each full right entitled the holder to purchase one share of the Company's common stock at a purchase price of $0.50 per share. The Company expects to use approximately $750,000 of the net proceeds from the rights offering in connection with pursuing various intellectual property litigations to enforce the Company’s patent portfolio. The Company anticipates using the balance of the net proceeds from the rights offering for working capital purposes, including obtaining directors’ and officers’liability insurance.

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

fileTRUST SM is an online data storage service. fileTRUST SM users can access their stored files from any Internet-connected system. The fileTRUST SM service complements our Mangomind service by providing our customers with a lower cost online storage system. In conjunction with our purchase of fileTRUST SM

MARKETING AND SALES

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

CONCENTRATIONS

We generate the majority of our revenues from the sale of our products and services in North America. All of our 2008 and 2007 revenues were generated from sales to North American customers.

Excluding the $2,300,000 one time license fee revenue as discussed under legal proceedings, two customers accounted for approximately 37% and 25% of our 2008 and 2007 net revenues, respectively.

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

EMPLOYEES

As of December 31, 2008 we had 1 full-time employee. Our success is highly dependent on our ability to attract and retain qualified resellers and to retain qualified outsourced information system management. To date, we believe we have been successful in our efforts, but there is no assurance that we will continue to be as successful in the future. Our employee is not subject to a collective bargaining agreement.

ITEM 1A. RISK FACORS

We Have a Limited Operating History and Substantial Cumulative Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $89,166,421 as of December 31, 2008. For the years ended December 31, 2008 and 2007, our income (loss) from operations was $547,660, and $(816,105), respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

We Will Need Additional Financing.

We may require additional capital to finance our future operations. We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise.,

Our Success Depends on Our Outsourced Services Agreement.

Effective September 30, 2002, we outsourced the management of our internal information systems, billable services infrastructure, software code base, customer support and reseller channel management to Built Right Networks under our Information Management Services Agreement (the “Outsourced Services Agreement”). The principals of Built Right Networks are all former MangoSoft employees. We can provide no assurance that Built Right Networks will remain solvent or can retain their key personnel. Built Right Network’s inability to retain key personnel or to remain solvent would have a material and adverse effect on our business, financial condition and results of operations.

Our Performance Depends on Market Acceptance of Our Products.

We expect to derive a substantial portion of our future revenues from the sales of Mangomind SM and fileTRUST SM . Due to our small size and need to conserve capital, our selling and marketing activities for these products and services is limited. If markets for our products fail to develop, develop more slowly than expected, or are subject to substantial competition our business, financial condition and results of operations may be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2008 the Company does not have any unresolved Staff Comments.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2008 the Company does not own or lease any property.

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

On May 14, 2008, Form 8-K was filed indicating that the United States Court of Appeals for the Federal Circuit issued an opinion in the case Mangosoft, Inc. et al. v. Oracle Corporation. The opinion affirmed the District Court’s claim construction order of September 21, 2004 and the District’s Court’s decision granting defendant’s motion for summary judgment on non-infringement entered by the District Court on March 28, 2007.

On December 4, 2008, Form 8-K was filed indicating that Mangosoft, Inc. entered into an agreement to settle its patent litigation with Skype Technologies SA, Skype Software SARL and eBay Inc. titled Mangosoft Intellectual Property, Inc. V. Skype Technologies, S.A. et al., Civil Action No. 2:06CV-390 TJW, which was pending in the United States District Court for the Eastern District of Texas. Under the terms of the Agreement, eBay and its affiliates and subsidiaries will receive a non-exclusive license to all of the patents or patent applications now owned by the Company, or in which the Company has a controlling interest, for a one time fee in the amount of $2,300,000. The Agreement also provides for general releases and dismisses the existing litigation between the parties.

Other than the matters listed above, there are no material pending legal proceedings, other than the routine litigation occurring in the normal course of operations, to which we are party or of which any of our properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2008 to a vote of our security holders, through the solicitation of proxies or otherwise.

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

The following sets forth the high and low bid price quotations for each calendar quarter in which trading occurred during the last two fiscal years,. Such quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions:

2008	High	Low
First Quarter	$1.45	$0.37
Second Quarter	0.55	0.29
Third Quarter	0.29	0.10
Fourth Quarter	0.24	0.01

2007	High	Low
First Quarter	$0.95	$0.65
Second Quarter	1.45	0.68
Third Quarter	1.15	0.68
Fourth Quarter	0.75	0.57

(B) Holders

As of December 31, 2008, there were approximately 385 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street name.”

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Annual Report on Form 10-K, including under “Risk Factors.” You should read the following discussion and analysis together with our condensed consolidated financial statements for the periods specified and the related notes included herein. Further reference should be made to our Annual Report on Form 10-K for the period ended December 31, 2008 filed with the Securities and Exchange Commission.

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

Mangomind SM   is a multi-user, business-oriented, peer-to-peer file sharing system, allowing individual users to collaborate over the Internet across organizational boundaries in a safe and secure manner. The architecture is a blend of the manageability of client/server with the autonomy, clustering, and caching optimizations of peer-to-peer. The user experience is one of easy file sharing with colleagues through what looks like an ordinary LAN shared drive. Mangomind SM provides the secure file sharing benefits of a VPN without additional hardware and configuration complexities. Mangomind SM is sold as both a service and a standalone software product

fileTRUST SM is an online data storage service. fileTRUST SM users can access their stored files from any Internet-connected system. The fileTRUST SM service compliments our Mangomind SM service by providing customers with a lower cost online storage system.

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

Engineering and Development Expenses - Engineering and development expenses consist primarily of costs related to the design, development, testing, deployment and enhancement of our products and services. We have expensed our engineering and development costs as incurred. At December 31, 2008, there were no full time employees performing engineering or development on our products and services. We have outsourced the maintenance of our billable services infrastructure as well as product and customer support to Built Right Networks.

Other Operating Expenses - Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At December 31, 2008, there were no full time employees performing selling and marketing activities. Our remaining employee is performing general and administrative activities.

Reduction in Force - We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At December 31, 2008, we had one employee, working in a general and administrative capacity.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2008 AND 2007

Service revenues for the year ended December 31, 2008 increased $17,970 or 7% to $268,783 compared with $250,813 for the comparable year in 2007.  There was a one-time license fee in the amount of $2,300,000 as a result of the settlement of litigation with Skype as discussed under legal proceedings. Excluding the Skype license fee revenue, two customers accounted for 37% and 25% of our revenues in 2008 and 2007 respectively. We recognized $256,381 from the sale of our Mangomind SM service and $12,402 from the sale of our fileTRUST SM service during the year ended December 31, 2008. During the year 2007, we recognized $239,540 from the sale of the Mangomind SM service and $11,273 from the sale of our fileTRUST SM service.

Cost of services for year ended December 31, 2008 decreased $837 less than 1% to $259,475 compared to $260,312 for the comparable year in 2007. Cost of services consists primarily of outsourced data center charges with Built Right Networks.

There was no engineering and development expense for the years ended December 31, 2008 and 2007. During the years ended December 31, 2008 and 2007, we had no employees performing engineering or development activities

For the year ended December 31, 2008, other operating expenses including selling and marketing and general and administrative expenses increased $192,042 or 24% to $998,648 compared with $806,606 for the comparable period in 2007. The increase in other operating expenses primarily consists of an increase in consulting fees of $183,000 related to intellectual property matters. There was an additional $763,000 in legal fees as a result of the Skype litigation settlement. These legal fees include $690,000 that was contingent on a favorable outcome for the Company.

During the year ended December 31, 2008 and 2007, our one (1) full-time employee was working in a general and administrative capacity.

There was no stock-based compensation recorded for the year ended December 31, 2008 or December 31, 2007.

Our results of operations improved $$1,364,000 to income of $$548,000 for the year ended December 31, 2008 compared with a loss from operations of $816,105 for the comparable year in 2007 primarily as a result of the one-time license fee from Skype offset by the related legal fees as discussed above.

Interest income decreased $7,200 to $19,400 for the year ended December 31, 2008 compared to $26,600 for the year ended December 31, 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We were formed in June 1995 and, since our formation, have raised approximately $75,450,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At December 31, 2008, approximately $240,000 in additional financing was provided through accounts payable, accrued expenses and other trade credit, a significant portion of which is past due.

At December 31, 2008, we had a cash balance of approximately $1,980,000 and a working capital balance of approximately $1,765,000. We do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements.

We did not make any capital expenditures during the fiscal year 2008.

We have significantly modified our operations and reduced our work force on four separate occasions since April 2001. We currently have one (1) employee, working in a general and administrative capacity. We outsource the management of our billable services infrastructure, software code base, customer support and reseller channel management to Built Right Networks for approximately $21,000 per month, under an agreement, which can be cancelled with a ninety (90) day notice.  As of December 2008, the fee was reduced to $19,500.

Unless we can generate significant on-going revenue, we will need additional sources of equity or debt financing. Although we have been successful in raising past financing, there can be no assurances that additional financing will be available to us on commercially reasonable terms, or at all.

As shown in the audited consolidated financial statements, during the years ended December 31, 2008 and 2007, we recognized net income (loss) of $567,060 and ($789,233), respectively. Cash provided by (used in) operations during the years ended December 31, 2008 and 2007 was $640,580 and ($738,746), respectively. These factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

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

In February 2008, the Company received gross proceeds of approximately $1,023,672 through the issuance of common stock pursuant to a rights offering and as a consequence issued, commencing on or about February 27, 2008, approximately 2,047,344 shares of its common stock to stockholders who properly exercised their rights in the rights offering. Pursuant to the rights offering, which concluded as of the close of business on February 19, 2008, stockholders of record at the close of business on December 21, 2007, received, at no charge, a 0.7032 non-transferable right for each share of common stock owned by such stockholder on the record date. Each full right entitled the holder to purchase one share of the Company's common stock at a purchase price of $0.50 per share.

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

ITEM 8. FINANCIAL STATEMENTS

Our consolidated financial statements and related notes, which are attached to this Annual Report on Form 10-K beginning on page 29, are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

At December 31, 2008, we had one (1) employee, Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

Our Chief Executive Officer, President and sole director, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Dale Vincent, age 62, is our President, Chief Executive Officer and sole director. Mr. Vincent provides his services on a full-time basis. Mr. Vincent was appointed President, Chief Executive Officer and elected a director in September 1999. Mr. Vincent has served as the Chief Executive Officer of the Company since May 1999, as its Chief Financial Officer from September 1998 to May 1999, and from 2001 to the present time,   and as a director of the Company since July 1995. Mr. Vincent has over 25 years of senior financial and business management experience, with many years developing and funding companies in the software industry. Since April 1990, Mr. Vincent has served as a Managing Director of ACAP, a private investment company, the general partner of Associated Capital L.P., a private investment company, and consults with Associated Capital L.P. with respect to its investment and marketing activities. He has also served as a director of MaMaMedia, Inc. since 1996.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules there under require our directors and officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Our personnel generally prepare these reports on the basis of information obtained from each director and officer, and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all reports filed. To the best of our knowledge, all reports required by Section 16(a) of the Exchange Act to be filed by our directors, officers and 10% or greater stockholders during our fiscal year ended December 31, 2008 were filed on time.

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

ITEM 11. EXECUTIVE COMPENSATION

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

Allocation of Compensation Among Principal Elements

The specifics of each element are as follows:

Base Salary

Historically, we have paid base salaries that we believe are below the market median for officers performing comparable jobs at comparable public companies. The annual salary for Dale Vincent, our President and Chief Executive Officer, remained the same at $202,000 for 2008 and 2007.

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

No equity based compensation was granted in 2008.

Discretionary Bonuses

We have not adopted any formal cash bonus plans.

Benefits

We provide no benefits to our executive officer.

SUMMARY COMPENSATION TABLE

The following table presents information concerning the total compensation of our Chief Executive Officer for services rendered to us in all capacities for the fiscal years ended December 31, 2008, 2007 and 2006. Our Chief Executive Officer received no other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Year	Salary ($)	Discretionary Non-Plan Based Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Dale Vincent	2008	$202,488	$—	$—	$—	$—	$202,488
President and Chief	2007	202,488	—	—	—	—	202,488
Executive Officer	2006	202,488	—	—	—	—	202,488

GRANTS OF PLAN-BASED AWARDS

There were no grants of plan-based awards to the named executive officer and sole employee during the fiscal year ended December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents certain information concerning equity awards held by our Chief Executive Officer at the end of the fiscal year ended December 31, 2008.

	Option Awards
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

OPTION EXERCISES AND STOCK VESTED AT FISCAL YEAR-END

There were no options exercised by our Chief Executive Officer during the fiscal year ended December 31, 2008, and there were no stock awards that vested during the fiscal year.

Legal Proceedings

We are not aware of any legal proceedings which name our sole officer and director as a defendant or co-defendant and therefore have no obligation to indemnify him for legal costs related to such litigation

Compensation of Directors

There were no outside directors in 2008. Accordingly, with the exception of the compensation we paid to Mr. Vincent for his services as our President and Chief Executive Officer, no other compensation was paid to any director in 2008.

Employment Contracts

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 26, 2009 with respect to beneficial ownership of our common stock by (i) each person we know to own beneficially more than 5% of our outstanding common stock; (ii) each director and named executive officer; and (iii) all directors and named executive officers as a group. The percentages in the last column are based on 5,443,157 shares of common stock outstanding on March 25, 2009. In each case, except as otherwise indicated in the footnotes to the table, the shares shown in the second column are owned directly by the individual or members of the group named in the first column and such individual or group members have sole voting and dispositive power with respect to the shares shown. For the purposes of this table, beneficial ownership is determined in accordance with the federal securities laws and regulations; inclusion in the table of shares not owned directly by the named director or executive officer does not constitute an admission that such shares are beneficially owned by the director or officer for any other purpose.

Beneficial owners:	Number of Shares of Common Stock Owned	Percent of Outstanding Common Stock Owned

Selig Zises (1)(5)	12,549.23%
Douglas Krugman (6)	1,656,999	30.44%
Southpaw Asset Management LP (2)	1,482,128	27.2%
Jay Zises (3)(5)	807,712	15.0%
Directors and officers:
Dale Vincent (4)	77,066	1.4%

All Directors and officers as a group	77,066	1.4%

(1)
Total shares of common stock beneficially owned by the former co-chairman of our Board of Directors Selig Zises include 2,549 shares owned by his daughter Lynn Zises. Selig Zises is the brother of Jay Zises, both of whom are principal stockholders of the MangoSoft. Other than the Zises family relationships references in this table and the related footnotes, there are no affiliations between Selig Zises and any other persons or entities identified in such table or footnotes. Selig Zises ’ address is 988 Fifth Avenue, New York, New York 10021.

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

(6)
On December 12, 2008, Selig Zises sold an aggregate of 1,656,999 shares of Common Stock for $0.02 per share in a series of two open market transactions and one privately negotiated transaction to Douglas Krugman, his son-in-law.

Securities Authorized for Issuance Under Equity Compensation Plans

See information provided under the Section titled “ Securities Authorized for Issuance Under Equity Compensation Plans” under Part II, Item 5 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 26, 2006, Selig Zises provided bridge financing to the Company in the principal amount of $250,000. At the closing of the Company’s offer and sale of 2,400,000 shares of common stock on January 10, 2007, the bridge financing provided by Selig Zises was automatically converted into a subscription of common stock ~~.~~ of 500,000 shares . Furthermore, Selig Zises purchased an additional 300,000 shares for $150,000 in cash during such sale of 2,400,000 shares of common stock ..

On January 10, 2007, in connection with the sale of 2,400,000 of common stock, Jay Zises purchased 300,000 shares for $150,000 in cash.

In February 2008, in connection with the Company’s rights offering Jay Zises purchased 400,000 shares and Selig Zises purchased 750,000 shares of common stock for $ 200,000 and $375,000, respectively.

On December 12, 2008, Selig Zises sold an aggregate of 1,656,999 shares of Common Stock for $0.02 per share in a series of two open market transactions and one privately negotiated transaction to Douglas Krugman, his son-in-law.

On January 29, 2009 the Company agreed to loan $600,000 to Plaintiff Holding XI LLC a wholly owned subsidiary of Plaintiff Funding Holding, Inc. d/b/a LawCash, a company controlled by Mr. Selig Zises and Mr. Jay Zises.  This loan is evidenced by a secured promissory note having a one year term and bearing interest at 14% per annum.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees billed by Stowe & Degon, LLC for the audit of our annual financial statements for the fiscal years ended December 31, 2008 and 2007 and the review of our quarterly financial statements included in our quarterly reports on Form 10-Q were approximately $36,000 and $33,000, respectively.

Audit-Related Fees

There were no other fees billed by Stowe & Degon, LLC during the last three fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Audit Committee Pre-Approval

Mr. Vincent is the sole director of MangoSoft. As such, he has the authority to approve 100% of audit, accounting and tax services and none of the fees were approved by an independent audit committee.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Merger by and among First American Clock Co., MangoSoft Corporation and MangoMerger Corp., dated as of August 27, 1999. (1)

3.1	Articles of Incorporation, as amended. (2)

3.2	By-laws. (2)

4.1	Rights Plan. (6)

10	Lease of Westborough Office Park, Building Five, dated November 10, 1995. (3)

14	Code of Ethics. (7)

21	Subsidiary of the Registrant. (2)

23.1	Consent of Registered Public Accounting Firm*

31.1	Certification of Principal Executive Officer required by Rule 13a 14(a) or Rule 15-d14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	1999 Incentive Compensation Plan, as amended and restated on May 1, 2000. (1)

99.2	Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (1)

99.3	Form of Warrant Agreement. (1)

99.4	Asset Purchase Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)

99.5	Warrant Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)

99.6	Information Management Services Agreement, dated September 30, 2002, between MangoSoft, Inc. and Built Right Networks LLC. (5)

99.7	Rights Agreement, dated March 14, 2003 and amended on July 25, 2003, between MangoSoft, Inc. and Interwest Transfer Co., Inc. (6)

(1)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.

(2)	Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby incorporated by reference thereto.

(3)	Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.

(4)	Filed as an exhibit to our Quarterly Report filed August 14, 2002 for the quarter ended June 30, 2002 and hereby incorporated by reference thereto.

(5)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 30, 2002 and hereby incorporated by reference thereto.

(6)	Filed as an exhibit to our Current Report on Form 8-K for an event dated March 21, 2003, as amended on July 25, 2003, and hereby incorporated by reference thereto.

(7)	Filed as an exhibit to our Annual Report on Form 10-K filed on March 30, 2007 for the year ended December 31, 2006 and hereby incorporated by reference thereto.

*	Filed herewith.

(b)	Reports on Form 8-K:

(1)	On January 22, 2008, Form 8-K was filed indicating that its Board of Directors has extended the expiration date of its previously announced rights offering from January 29, 2008 to February 18, 2008.

(2)	On January 29, 2008, Form 8-K was filed indicating that its Board of Directors has extended the expiration date of its previously announced rights offering from February 18, 2008 to February 19, 2008.

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

(4)
On May 14 2008, Form 8-K was filed indicating that the United States Court of Appeals for the Federal Circuit issued an opinion in the case Mangosoft, Inc. et al. v. Oracle Corporation. The opinion affirmed the District Court’s claim construction order of September 21, 2004 and the District Court’s decision granting defendant’s motion for summary judgment on non-infringement entered by the District Court on March 28, 2007.

(5)
On December 4, 2008, Form 8-K was filed indicating that Mangosoft, Inc. entered into an agreement to settle its patent litigation with Skype Technologies SA, Skype Software SARL and eBay Inc. titled Mangosoft Intellectual Property, Inc. V. Skype Technologies, S.A. et al., Civil Action No. 2:06CV-390 TJW, which was pending in the United States District Court for the Eastern District of Texas. Under the terms of the Agreement, eBay and its affiliates and subsidiaries will receive a non-exclusive license to all of the patents or patent applications now owned by the Company, or in which the Company has a controlling interest, for a one time fee in the amount of $2,300,000. The Agreement also provides for general releases and dismisses the existing litigation between the parties.

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANGOSOFT, INC.

March 30, 2009	By:	/s/ Dale Vincent
Dale Vincent
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Financial and Accounting Officer)

MANGOSOFT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Mangosoft, Inc.:

We have audited the accompanying consolidated balance sheet of MangoSoft, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of MangoSoft, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stowe & Degon, LLC

Worcester, MA
March 30, 2009

MANGOSOFT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2008

	December 31,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$1,982,192	$318,065
Accounts receivable	23,356	20,607
Total assets	$2,005,548	$338,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$153,177	$114,566
Accrued compensation	3,076	7,788
Other accrued expenses	83,979	41,609
Total current liabilities	240,232	163,963

Stockholders’ Equity:
Preferred stock - $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000	20	20
Common stock - $.001 par value, authorized 15,000,000 shares in December 2008 and December 2007; issued and outstanding, 5,443,157 in December 2008 and 3,413,038 in December 2007	5,443	3,413
Additional paid-in capital	90,926,274	89,904,757

Accumulated deficit	(89,166,421)	(89,733,481)
Total stockholders' equity	1,765,316	174,709
Total liabilities and stockholders' equity	$2,005,548	$338,672

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007

Service revenues	$268,783	$250,813
License revenues related to litigation settlement	2,300,000	-
	2,568,783	250,813

Costs and expenses:
Cost of services	259,475	260,312
Legal fees related to litigation settlement	763,000	-
General and administrative	998,648	806,606

Loss from operations	547,660	(816,105)
Interest income	19,400	26,622
Interest expense	-	(9)
Income from settlement of accrued legal fees		259

Net income (loss)	$567,060	$(789,233)

Net income (loss) per share – basic	$0.11	$(0.24)
Net income (loss) per share - diluted	$0.11	$(0.24)

Weighted average shares outstanding – basic	5,121,444	3,347,285
Weighted average shares outstanding - diluted	5,196,444	3,347,285

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2007	20,000	$20	1,013,038	$1,013	$88,725,694	(88,944,248)	$(217,521)
Shares issued, net of issuance costs of $18,537			2,400,000	2,400	1,179,063		1,181,463
Net Income	-	-	-	-	-	(789,233)	(789,233)
Balance, December 31, 2007	20,000	20	3,413,038	3,413	89,904,757	(89,733,481)	174,709
Shares issued			2,030,119	2,030	1,021,517		1,023,547
Net income	-	-	-	-	-	567,060	567,060
Balance, December 31, 2008	20,000	$20	5,443,157	$5,443	$90,926,274	$(89,166,421)	$1,765,316

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$567,060	$(789,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in cash from the change in:
Accounts receivable	(2,749)	293
Accounts payable	38,611	62,828
Accrued compensation	(4,712)	-
Other accrued expenses and current liabilities	42,370	(12,634)
Net cash provided by (used in) operating activities	640,580	(738,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	-	(250,000)
Proceeds from common stock issued	1,023,547	1,181,463
Net cash provided by financing activities	1,023,547	931,463
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,664,127	192,717
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	318,065	125,348
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,982,192	$318,065

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

On July 27, 2006, in order to optimize the Company's flexibility in undertaking new business opportunities, the Company decided to manage its patent portfolio and intellectual property assets through a new wholly-owned subsidiary Mangosoft Intellectual Property, Inc. The new Company is authorized to issue up to 1,000 shares of $.01 par value common stock. Mangosoft Intellectual Property, Inc. issued 100 of these shares of stock to Mangosoft Corp. None of the remaining 900 authorized shares have been issued at December 31, 2008.

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

The Company expects to use approximately $750,000 of the net proceeds from the rights offering in connection with pursuing various intellectual property litigations to enforce the Company’s patent portfolio. The Company anticipates using the balance of the net proceeds from the rights offering for working capital purposes, including obtaining directors’ and officers’ insurance

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

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

Sales to two customers accounted for approximately 37% of total sales during 2008. Accounts receivable from these two customers represents 39% of total accounts receivable at December 31, 2008.  Accounts receivable from a third customer represents an additional 16% of total accounts receivable at December 31, 2008.

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

Stock-Based Compensation - The Company accounts for stock-based employee compensation arrangements according to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”.

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

Net Loss Per Common Share - Basic net income (loss) per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects, in addition to the weighted average number of common shares, the potential dilution if common stock options were exercised into common stock, unless the effects of such exercises would have been antidilutive. At December 31, 2008, we had 75,000 stock options outstanding which have been included in diluted common shares outstanding. These 75,000 shares were excluded in the December 31, 2007 diluted common shares due to their antidilutive effect.

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the years ended December 31, 2008, and 2007:

	Years Ended December 31,
	2008	2007
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Litigation settlement income

On December 4, 2008, Mangosoft, Inc. entered into an agreement to settle its patent litigation with Skype Technologies SA, Skype Software SARL and eBay Inc. titled Mangosoft Intellectual Property, Inc. V. Skype Technologies, S.A. et al., Civil Action No. 2:06CV-390 TJW, which was pending in the United States District Court for the Eastern District of Texas. Under the terms of the Agreement, eBay and its affiliates and subsidiaries will receive a non-exclusive license to all of the patents or patent applications now owned by the Company, or in which the Company has a controlling interest, for a one time fee in the amount of $2,300,000. The Agreement also provides for general releases and dismisses the existing litigation between the parties.  There was $879,537 associated with the settlement, thus netting cash proceeds of $1,420,463.

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

The tax effect of significant items comprising the Company’s deferred tax assets at December 31, 2008 is as follows:

2008

Deferred tax assets:
Net operating loss carryforwards	$24,500,000
Research and development credits	518,000
25,018,000
Valuation allowance	(25,018,000)
Net deferred tax assets	$-

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Income Taxes (continued)

The Company believes that uncertainty exists with respect to future realization of the deferred tax assets and has established a valuation allowance for the full amount as of December 31, 2008 and 2007.

A reconciliation between the amounts of income tax determined by applying the applicable U.S. statutory tax rate to the pre-tax loss is as follows:

	2008	2007

Federal statutory rate	34%	34%
State tax, net of federal impact	6	6
Provision for valuation allowance on deferred tax assets	(40)	(40)
Effective tax rate	-%	-%

5. Stockholders’ Equity

Preferred stock -The Preferred Stock has no stated dividend rate. Each share of Preferred Stock is convertible into one share of common stock at the option of the holder. In addition to the conversion feature, the holders of the Preferred Stock are entitled to twenty-five votes per share of Preferred Stock on any matter brought to a vote of stockholders.

On January 10, 2007, the Company issued an aggregate of 2,400,000 shares of common stock, par value $.001 per share to a group of investors led by current stockholders. Through the private placement of its common stock, the Company raised aggregate gross proceeds of $1,200,000. One of the investors in the offering provided bridge financing to the Company on September 20, 2006 in the principal amount of $250,000. This principal amount and accrued interest of $ 6,463 was automatically converted into a subscription for common stock pursuant to the offering. The Company intends to utilize the net proceeds of the private placement to pay past due expenses and to fund its various patent litigations.

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

6. Stock Option Plan

The Company’s 1999 Incentive Compensation Plan (the “Plan”) as amended, provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of December 31, 2008, there were 179,652 remaining options available for grant under the Plan.

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Stock Option Plan (continued)

No stock-based compensation is included in the Company’s 2008 or 2007 results of operations in connection with these grants issued prior to 2005 at exercise prices below the fair value of the Company’s common stock at the grant date.

There was no stock option activity in 2008 and 2007.

Stock options granted and outstanding under the predecessor 1995 Stock Option Plan, was as follows:

	Number of Options	Weighted Exercise Price

Outstanding at December 31, 2008	75,000	$1.73

Exercisable at December 31, 2008 and 2007	75,000

Options Outstanding			Options Exercisable
Number of Options	Range of Exercise Prices	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Currently Exercisable
37,037	$1.00	2.75	$1.00	37,037
37,963	$4.05	6.5	$4.05	37,963
75,000				75,000

7. Retirement Savings Plan

The Company adopted a savings plan for its employees pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate and the plan allows a deferral ranging from a minimum 1% to the maximum percentage of compensation permitted by law. The Company may, at the discretion of the Board of Directors, make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company did not make any contribution in 2008 or 2007.

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Commitments and Contingencies

The Company has entered into contingency fee arrangements with three firms providing legal services on behalf of the Company. Unless the firms are dismissed, no payment is to be made to these firms unless the outcomes of certain litigations are successful.

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

9. Related Party Transactions

None

10. Geographic Sales Information

The Company generates the majority of its revenues from the sale of its products and services in North America. All of the Company’s 2008 and 2007 revenues were generated from sales to North American customers.

11. Subsequent Event

On January 29, 2009, MangoSoft, Inc. (the “Company” or “MangoSoft”) agreed to loan $600,000 to Plaintiff Holding XI LLC, a newly formed wholly owned subsidiary (the “Subsidiary”) of Plaintiff Funding Holding, Inc., d/b/a LawCash (“LawCash”).  Such $600,000 loan (the “Loan”) is evidenced by a secured promissory note issued by the Subsidiary to MangoSoft having a term of one (1) year and bearing interest at the rate of 14% per annum (the “MangoSoft Secured Note”).  LawCash, through its various subsidiaries, is in the business of financing litigations, and the proceeds of the Loan will be used to fund various plaintiffs’ receivables in the normal course of LawCash’s business.  The Subsidiary’s obligations with respect to the MangoSoft Secured Note are guaranteed by LawCash (the “LawCash Guarantee”), and in addition, Mr. Selig Zises has agreed to guarantee up to $120,000 of losses incurred by the Company in connection with the MangoSoft Secured Note (the “Loss Guarantee”).

Each of the Company and LawCash are directly or indirectly controlled by Mr. Selig Zises and Mr. Jay Zises.