Form 10-Q
period 2009-03-31
MANGOSOFT INC
filed 2009-05-15
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒                      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended March 31, 2009

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

As of May 11, 2009, 5,443,157 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

MANGOSOFT, INC. AND SUBSIDIARIES

MANGOSOFT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$1,054,094	$1,982,192
Accounts receivable	12,612	23,356
Note receivable	600,000	—
Investments in marketable securities	59,500	—
Interest receivable	8,133	—
Total assets	$1,734,339	$2,005,548

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$27,283	$153,177
Accrued compensation	7,788	3,076
Other accrued expenses	24,992	83,979
Total current liabilities	60,063	240,232

Stockholders’ Equity:
Preferred stock - $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000	20	20
Common stock - $.001 par value, authorized 15,000,000 shares in March 2009 and December 2008; issued and outstanding, 5,443,157 in March 2009 and December 2008.	5,443	5,443
Additional paid-in capital	90,926,274	90,926,274
Accumulated deficit	(89,257,461)	(89,166,421)
Total stockholders' equity	1,674,276	1,765,316
Total liabilities and stockholders' equity	$1,734,339	$2,005,548

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Service revenues	$53,973	$65,607
Costs and expenses:
Cost of services	58,838	65,601
General and administrative	94,075	281,642
Loss from operations	(98,940)	(281,636)
Investment income:
Unrealized investment loss	(12,173)	—
Interest income	20,073	4,271
Net Investment income	7,900	4,271
Net loss	$(91,040)	$(277,365)

Net loss per share – basic and diluted	$(0.02)	$(0.07)

Weighted average shares outstanding – basic and diluted	5,443,157	4,149,235

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNADUDITED)

	Three Months Ended March 31,
	2009	2008

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss	$(91,040)	$(277,365)
Adjustments to reconcile net loss to net cash used by operating activities:
Unrealized loss in marketable securities	12,173	—
Increase (decrease) in cash from the change in:
Accounts receivable	10,744	14,857
Accounts payable	(125,894)	43,899
Other accrued expenses	(54,274)	(20,521)
Net cash used in operating activities	(248,291)	(239,130)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Note receivable	(600,000)	—
Interest receivable	(8,133)	—
Investment in marketable securities	(71,673)	—
Net cash used in investing activities	(679,806)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Private Placement of Common Stock	—	1,023,546
Net cash provided by financing activities	—	1,023,546

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(928,097)	784,416
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,982,191	318,065
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,054,094	$1,102,481

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	NONE	NONE
Cash paid for income taxes	NONE	NONE

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

As shown in the unaudited condensed consolidated financial statements, during the three months ended March 31, 2009 and 2008, the Company incurred net losses of $92,973 and $277,365 respectively. Cash used in operations during the three months ended March 31, 2009 and 2008 was $248,291 and $239,130, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

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

For the three months ended March 31, 2009 and 2008, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

3.	REVENUE RECOGNITION

The Company records revenue upon delivery if pervasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. Revenue for sales to distributors is recognized upon sales to end users. Service revenue is recognized as services are performed.

4.	STOCK-BASED COMPENSATION

The Company currently has one stock-based compensation plan, which is described more fully in Note 6 in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, as filed on March 30, 2009. As amended, this plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of March 31, 2009, there were 179,652 remaining options available under this plan.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost to be recognized for the first three months of 2006 would include: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There were no unvested stock based payments at January 1, 2006 and there were no stock based payments granted during the three months ended March 31, 2009 and 2007.

5.	NOTE RECEIVABLE

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

6.	INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities consists of common stock and equivalents of a publicly traded REIT. Fair value is determined for this investment using quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 investments

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

fileTRUSTSM is an online data storage service. fileTRUSTSM users can access their stored files from any Internet-connected system. The fileTRUSTSM service compliments our MangomindSM service by providing customers with a lower cost online storage system.

Critical Accounting Policies

Our accounting policies are fully described in Note 2 in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, as filed on March 30, 2009. The following describes the application of accounting principles that have significant impact on our unaudited consolidated financial statements:

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

Engineering and Development Expenses - Engineering and development expenses consist primarily of costs related to the design, development, testing, deployment and enhancement of our products and services. We have expensed our engineering and development costs as incurred. At March 31, 2009, there were no full time employees performing engineering or development on our products and services. We have outsourced the maintenance of our billable services infrastructure as well as product and customer support to Built Right Networks.

Other Operating Expenses – Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At March 31, 2009, there were no full time employees performing selling and marketing activities. Our remaining employee is performing general and administrative activities.

Reduction in Force – We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At March 31, 2009, we had one employee, working in a general and administrative capacity.

Results of Operations – Three Months Ended March 31, 2009 and 2008

Revenues for the three months ended March 31, 2009 decreased $11,634 or 17.7% to $53,973 from $65,607 for the comparable period in 2008. No customer accounted for more than 10% of our revenues for either period.

We recognized $51,199 from the sale of our MangomindSM service and $2,774 from the sale of our fileTRUSTSM service during the three months ended March 31, 2009. During the comparable period in 2008, we recognized $62,552 from the sale of the MangomindSM service and $3,055 from the sale of our fileTRUSTSM service.

Cost of services for the three months ended March 31, 2009 decreased $6,763 or 10.3% to $58,838 compared to $65,601 for the comparable period in 2008. The decrease in the cost of delivering our services was primarily a result of our continued reductions and our switch to a lower cost data center. In response to our loss of Bank of America (formerly FleetBoston) as a customer, we have instituted cost reductions to lessen the adverse effects of the loss of the Bank of America (formerly FleetBoston) revenues, including restructuring our business relationships with key vendors such as Built Right Networks.

For the three months ended March 31, 2009, other operating expenses including selling and marketing and general and administrative expenses decreased $187,567 or 66.6% to $94,075 compared with $281,642 for the comparable period in 2008. The decrease in other operating expenses was due primarily to a decrease in legal costs incurred in pursuit and defense of our patents combined with a reduction of public relations, legal and other corporate consultants. During the three months ended March 31, 2009 and 2008, our one (1) full-time employee was working in a general and administrative capacity.

There was a $12,173 unrealized loss from an investment held at Ladenburg Thalmann.

Our loss from operations decreased $182,696 to $98,940 for the three months ended March 31, 2009 compared with a loss from operations of $281,636 for the comparable period in 2008, as a result of the above factors.

Interest income increased $15,802 to $20,073 for the three months ended March 31, 2009 compared to $4,271 for the comparable period in 2008 due to the availability of working capital and addition of the note receivable.

Financial Condition, Liquidity and Capital Resources

We were formed in June 1995 and, since our formation, have raised approximately $76,449,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At March 31, 2009, approximately $60,000 in additional financing was provided through accounts payable, accrued expenses and other trade credit.

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

        On January 29, 2009, Form 8-K was filed indicating that Mangosoft agreed to loan $600,000 to Plaintiff Holding XI LLC, a newly formed wholly owned subsidiary (the “Subsidiary”) of Plaintiff Funding Holding, Inc., d/b/a LawCash. Such loan is evidenced by a secured promissory note issued by the Subsidiary to Mangosoft having a term of one year and bearing interest at the rate of 14% per annum.

At March 31, 2009, we had a cash balance of $1,054,094 and working capital of approximately $1,674,276. We do not have any commercial commitments or off balance sheet financing. Our commitments are described in Note 8 in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, as filed on March 30, 2009.

We did not make any capital expenditures during the three months ended March 31, 2009.

We have significantly modified our operations and reduced our work force on four separate occasions since April 2001. We currently have one (1) employee, working in a general and administrative capacity. We outsource the management of our billable services infrastructure, software code base, customer support and reseller channel management to Built Right Networks for approximately $19,500 per month, under an agreement, which can be cancelled with a ninety (90) day notice.

Unless we can generate significant on-going revenue, we will need additional sources of equity or debt financing. Although we have been successful in raising past financing, there can be no assurances that additional financing will be available to us on commercially reasonable terms, or at all.

As shown in the unaudited consolidated financial statements, during the three months ended March 31, 2009 and 2008, we incurred a net loss of $91,040 and $277,365, respectively. Cash used in operations during the three months ended March 31, 2009 and 2008 was $248,291 and $239,130, respectively. The factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any commercial commitments or off-balance sheet financing. Our commitments are described in Note 8 to our consolidated financial statements filed on Form 10-K for the period ended December 31, 2008, as reported to the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The accompanying unaudited consolidated financial statements include estimated fair value information as of March 31, 2009 as required by SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

CASH

The carrying amounts approximate fair market value at March 31, 2009.

NOTE RECEIVABLE

The carrying amounts approximate fair market value at March 31, 2009.

MARKETABLE SECURITIES

The carrying amounts approximate fair market value at March 31, 2009.
In accordance with SFAS 159, the company is recording unrealized losses on the Statement of Operations.

ITEM 4. CONTROLS AND PROCEDURES

We have significantly reduced our work force on several occasions during 2001 and 2002. At March 31, 2008 and 2009, we had one (1) employee, Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

Our principal executive and financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive and financial officer has concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. SUBSEQUENT EVENT

On April 22, 2009, Dale Vincent, the Chief Executive Officer and President and sole Director and sole employee of MangoSoft, Inc. (the “Company”), passed away.  As a result of the vacancy created by the death of Mr. Vincent, on April 28, 2009, Selig Zises was elected as a Director of the Company by written consent of a majority of the stockholders of the Company in lieu of a stockholders’ meeting.  Thereafter, Mr. Zises appointed himself as Interim Chief Executive Officer and Interim Secretary of the Company.  Mr. Zises will not receive any compensation as an officer or director of the Company.  Mr. Zises is 67 years of age and has been a private investor for the past five (5) years. There is no family relationship between Selig Zises and any other former executive officer or director of the Company, and there is no arrangement or understanding under which Selig Zises was appointed Director, Interim Chief Executive Officer or Interim Secretary.

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

ITEM 1a. – Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $89,257,461 as of March 31, 2009. For the three months ended March 31, 2009, our loss from operations was $91,040.

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

However, for the year ended December 31, 2008 we had income from operations of $547,660. This was primarily due to litigation settlement income, which is described in Note 3 to our consolidated financial statements filed on Form 10-K for the period ended December 31, 2008.

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

(6)	On January 29, 2009, Form 8-K was filed indicating that Mangosoft agreed to loan $600,000 to Plaintiff Holding XI LLC, a newly formed wholly owned subsidiary (the “Subsidiary”) of Plaintiff Funding Holding, Inc., d/b/a LawCash. Such loan is evidenced by a secured promissory note issued by the Subsidiary to Mangosoft having a term of one year and bearing interest at the rate of 14% per annum. Each of the Company and LawCash are directly or indirectly controlled by Mr. Selig Zises and Mr. Jay Zises.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2009	MANGOSOFT, INC.

/S/ Selig Zises
Selig Zises Interim Chief Executive Officer