Form 10-K/A
period 2008-12-31
MANGOSOFT INC
filed 2009-08-07
CIK 947969

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with our sole employee Dale Vincent in his role as President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of December 31, 2008.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).  Based on our evaluation , our management concluded that our internal control over financial reporting was not effective based on criteria set forth on the COSO Framework.

We have identified deficiencies in the design or operation of the Company’s internal controls that we consider to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, we found that the Company has an overall lack of segregation of duties as well as a lack of necessary corporate accounting resources related to the financial reporting process and accounting functions as the Company does not have any full time accounting personnel. The Company’s President serves as both Chief Executive Officer and Chief Financial Officer of the Company. Accordingly, certain functional and monitoring controls do not exist as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control.

Our evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION

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

Legal Proceedings

We are not aware of any legal proceedings which name our sole officer and director as a defendant or co-defendant and therefore have no obligation to indemnify him for legal costs related to such litigation.

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
(Principal Financial and Accounting Officer)

MANGOSOFT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of MangoSoft, Inc.:

We have audited the accompanying consolidated balance sheet of MangoSoft, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and  2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
March 28, 2009

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