Form 10-Q/A
period 2009-03-31
MANGOSOFT INC
filed 2009-08-07
CIK 947969

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

ITEM 4. CONTROLS AND PROCEDURES

At March 31, 2009 and 2008, we had one (1) employee, Mr. Dale Vincent, our President, Chief Executive Officer and sole director. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Vincent.

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