Form 10-Q
period 2009-06-30
MANGOSOFT INC
filed 2009-08-14
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington , DC   20549

FORM 10-Q

☒                        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended June 30, 2009
Commission File Number: 000-30781

MANGOSOFT, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0543565
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

29 Riverside St. , Ste A Box 8
Nashua , NH	03062
(Address of principal executive offices)	(Zip code)

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

As of August 14, 2009, 5,443,157 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

MANGOSOFT, INC. AND SUBSIDIARIES

INDEX

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$641,813	$1,982,192
Accounts receivable	17,325	23,356
Note receivable - related party	600,000
Investments	493,200
Interest receivable	7,000
Total assets	$1,759,338	$2,005,548

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$600	$153,177
Accrued compensation	-	3,076
Other accrued expenses	41,372	83,979
Total current liabilities	41,972	240,232

Stockholders’ Equity:
Preferred stock - $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000	20	20
Common stock - $.001 par value, authorized 15,000,000 shares; issued and outstanding, 5,443,157 shares.	5,443	5,443
Additional paid-in capital	90,926,274	90,926,274
Accumulated deficit	(89,214,371)	(89,166,421)
Total stockholders' equity	1,717,366	1,765,316
Total liabilities and stockholders' equity	$1,759,338	$2,005,548

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2009	2008

Service revenues	$38,304	$68,248
Costs and expenses:
Cost of services	42,648	65,452
General and administrative	55,380	302,173
Loss from operations	(59,724)	(299,377)
Investment income:
Dividend income	4,501	—
Gain on sale of investments	60,696	—
Unrealized investment gain	13,904	—
Interest income	23,713	6,066
Net Investment income	102,814	6,066
Net income (loss)	$43,090	$(293,311)

Net income (loss) per share – basic and diluted	$0.01	$(0.05)

Weighted average shares outstanding – basic and diluted	5,443,157	5,443,157

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

Service revenues	$92,277	$133,855
Costs and expenses:
Cost of services	101,486	131,053
General and administrative	149,456	583,815
Loss from operations	(158,665)	(581,013)
Investment income:
Dividend income	4,501	—
Gain on sale of investments	60,696	—
Unrealized investment gain	1,746	—
Interest income	43,772	10,337
Net Investment income	110,715	10,337
Net loss	$(47,950)	$(570,676)

Net loss per share – basic and diluted	$(0.01)	$(0.12)

Weighted average shares outstanding – basic and diluted	5,443,157	4,796,196

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNADUDITED)

	Six Months Ended June 30,
	2009	2008

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss	$(47,950)	$(570,676)
Adjustments to reconcile net loss to net cash used by operating activities:
Unrealized gain in marketable securities	(1,746)	—
Gain on sale of investments	(60,696)	—
Increase (decrease) in cash from the change in:
Accounts receivable	6,031	(745)
Accounts payable	(152,577)	(52,804)
Other accrued expenses	(45,683)	24,524
Net cash used in operating activities	(302,621)	(599,701)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Note receivable	(600,000)	—
Interest receivable	(7,000)	—
Proceeds from sale of investments	155,086
Investments acquired	(585,844)	—
Net cash used in investing activities	(1,037,758)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement of common stock	—	1,023,546
Net cash provided by financing activities	—	1,023,546

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,340,379)	423,845
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,982,192	318,065
CASH AND CASH EQUIVALENTS, END OF PERIOD	$641,813	$741,910

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	NONE	NONE
Cash paid for income taxes	NONE	NONE

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

As shown in the unaudited condensed consolidated financial statements, during the six months ended June 30, 2009 and 2008, the Company incurred net losses of $47,950 and $570,676 respectively. Cash used in operations during the six months ended June 30, 2009 and 2008 was $302,621 and $599,701, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

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

For the six months ended June 30, 2009 and 2008, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

3.	REVENUE RECOGNITION

The Company records revenue upon delivery if pervasive evidence of an arrangement exists, the price is fixed and determinable, and collection is probable. Revenue for sales to distributors is recognized upon sales to end users. Service revenue is recognized as services are performed.

4.	STOCK-BASED COMPENSATION

The Company currently has one stock-based compensation plan, which is described more fully in Note 6 in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, as filed on March 30, 2009 . As amended, this plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of June 30, 2009, there were 179,652 remaining options available under this plan.

The Company records stock based compensation under the  provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), Compensation cost for all stock-based payments granted is, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. There were no stock based payments granted during the six months ended June 30, 2009 and 2008.

5.	RELATED PARTY TRANSACTIONS

Note receivable – related party represents an amount pursuant to an agreement entered into on January 29, 2009.  Under this agreement MangoSoft, Inc. (the “Company” or “MangoSoft”) agreed to loan $600,000 to Plaintiff Holding XI LLC, a newly formed wholly owned subsidiary (the “Subsidiary”) of Plaintiff Funding Holding, Inc., d/b/a LawCash (“LawCash”).  Such $600,000 loan (the “Loan”) is evidenced by a secured promissory note issued by the Subsidiary to MangoSoft having a term of one (1) year and bearing interest at the rate of 14% per annum (the “MangoSoft Secured Note”).  LawCash, through its various subsidiaries, is in the business of financing litigations, and the proceeds of the Loan will be used to fund various plaintiffs’ receivables in the normal course of LawCash’s business.  The Subsidiary’s obligations with respect to the MangoSoft Secured Note are guaranteed by LawCash (the “LawCash Guarantee”), and in addition, Mr. Selig Zises has agreed to guarantee up to $120,000 of losses incurred by the Company in connection with the MangoSoft Secured Note (the “Loss Guarantee”).   Each of the Company and LawCash are directly or indirectly controlled by Mr. Selig Zises and Mr. Jay Zises.

During the three months ended June 30, 2009 the Company paid consulting fees in the amount of $15,000 to the widow of Dale Vincent, a stockholder and sole employee and director of the Company until he passed away on April 22, 2009.

6.	INVESTMENTS

Investments include certain marketable securities with a fair value of $93,200 at June 30, 2009, which areheld in a brokerage account. Fair value is determined for this investment using quoted prices in an active market. This pricing methodology applies to Level 1 investments in the fair value hierarchy.

On May 22, 2009, the Company purchased from Plaintiff Funding Holding, Inc., d/b/a LawCash (“LawCash”), for the sum of $400,000 (the “Purchase Price”), all of LawCash’s rights, title and interest in certain specified litigations that had been funded by LawCash (the “Cases”).  LawCash, through its various subsidiaries, is in the business of financing personal injury litigations, such as the Cases, and in connection therewith, receives a contingent interest in the proceeds of the potential recovery by a personal injury claimant or litigant.  In accordance with the bill of sale entered into on May 22, 2009 by the Company and LawCash pursuant to which the Company acquired the Cases (the “Bill of Sale”), LawCash will service the Cases pursuant to a master services agreement dated May 22, 2009 (the “Master Services Agreement”) and the Company is entitled to receive from the disposition of the Cases (i) the return of the Purchase Price, and (ii) a return on the Purchase Price of 14% per annum.  This investment is recorded at fair value using significant observable inputs other than quoted market prices and are considered to be level 2 investments in the fair value  hierarchy.

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

fileTRUST SM is an online data storage service. fileTRUST SM users can access their stored files from any Internet-connected system. The fileTRUST SM service complements our Mangomind SM service by providing customers with a lower cost online storage system.

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

Other Operating Expenses – Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At June 30, 2009, all operating activities were outsourced.

Reduction in Force – We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At June 30, 2009, we had no employees and outsourced all functions.

Results of Operations – Three Months Ended June 30, 2009 and 2008

Revenues for the three months ended June 30, 2009 decreased $29,944 or 43.9% to $38,304 from $68,248 for the comparable period in 2008. The decrease was due to a reduction in customers. No customer accounted for more than 10% of our revenues for either period.

We recognized $34,749 from the sale of our Mangomind SM service and $3,555 from the sale of our fileTRUST SM service during the three months ended June 30, 2009. During the comparable period in 2008, we recognized $64,922 from the sale of the Mangomind SM service and $3,326 from the sale of our fileTRUST SM service.

Cost of services for the three months ended June 30, 2009 decreased $22,804 or 34.8% to $42,648 compared to $65,452 for the comparable period in 2008. The decrease in the cost of delivering our services was primarily a result of ourlower sales volume.

For the three months ended June 30, 2009, other operating expenses including selling and marketing and general and administrative expenses decreased $246,793 or 81.7% to $55,380 compared with $302,173 for the comparable period in 2008. The decrease in other operating expenses was due primarily to a decrease in legal costs incurred in pursuit and defense of our patents combined with a reduction of public relations, legal and other corporate consultants. For the three months ended June 30, 2008, our one (1) full-time employee was working in a general and administrative capacity. For the three months ended June 30, 2009, we had no employees and outsourced all functions

Our loss from operations decreased $239,653 to $59,724 for the three months ended June 30, 2009 compared with a loss from operations of $299,377 for the comparable period in 2008, as a result of the above factors.

For the three months ended June 30, 2009, there was $60,696 in realized gains on the sale of investments, $4,501 in dividend income and $13,904 in unrealized gains from investments held at Ladenburg Thalmann.

Interest income increased $17,647 to $23,713 for the three months ended June 30, 2009 compared to $6,066 for the comparable period in 2008 due to the availability of working capital and addition of the note receivable.

Results of Operations – Six Months Ended June 30, 2009 and 2008

      Revenues for the six months ended June 30, 2009 decreased $41,578 or 31.1% to $92,277 from $133,855 for the comparable period in 2008.
The decrease was due to a reduction in customers.  No customer accounted for more than 10% of our revenues for either period.

       We recognized $85,949 from the sale of our MangomindSM service and $6,328 from the sale of our fileTRUSTSM service during the six months ended June 30, 2009. During the comparable period in 2008, we recognized $127,475 from the sale of the MangomindSM service and $6,380 from the sale of our fileTRUSTSM service.

        Cost of services for the six months ended June 30, 2009 decreased $29,567 or 22.6% to $101,486 compared to $131,053 for the comparable period in 2008. The decrease in the cost of delivering our services was primarily a result of lower sales volume.

For the six months ended June 30, 2009, other operating expenses including selling and marketing and general and administrative expenses decreased  $434,359 or 74.4% to $149,456 compared with $583,815 for the comparable period in 2008. The decrease in other operating expenses was due primarily to legal costs incurred in pursuit of patents and in defense of our patents combined with a reduction of public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the six months ended June 30, 2008, our one (1) full-time employee was working in a general and administrative capacity. During the six months ended June 30, 2009, we began outsourcing all functions.

      Our loss from operations decreased $422,348 to $158,665 for the six months ended June 30, 2009 compared with a loss from operations of $581,013 for the comparable period in 2008 as a result of the above factors.

For the six months ended June 30, 2009, there was $60,696 in realized  gains on the sale of investments, $4,501 in dividend income and $1,746 in unrealized gains from investments held at Ladenburg Thalmann.

      Interest income increased  $33,435 to $43,772 for the six months ended June 30, 2009 compared to $10,337 for the comparable period in 2008 due to the availability of working capital and addition of the note receivable.

Financial Condition, Liquidity and Capital Resources

We were formed in June 1995 and, since our formation, have raised approximately $76,449,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity . At June 30, 2009, approximately $42,000 in additional financing was provided through accounts payable, accrued expenses and other trade credit.

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

         On January 29, 2009, Form 8-K was filed indicating that Mangosoft agreed to loan $600,000 to Plaintiff Holding XI LLC, a newly formed wholly owned subsidiary (the “Subsidiary”) of Plaintiff Funding Holding, Inc., d/b/a LawCash. Such loan is evidenced by a secured promissory note issued by the Subsidiary to Mangosoft having a term of one year and bearing interes t at the rate of 14% per annum.

At June 30, 2009, we had a cash balance of $641,813 and working capital of approximately $1,717,366. We do not have any commercial commitments or off balance sheet financing. Our commitments are described in Note 8 in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, as filed on March 30, 2009.

We did not make any capital expenditures during the three months ended June 30, 2009.

We have significantly modified our operations and reduced our work force on four separate occasions since April 2001. We currently outsource the management of our billable services infrastructure, software code base, customer support and reseller channel management to Built Right Networks. Built Right Networks receives a fee based on the percentage of monthly income earned plus an administration fee.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The accompanying unaudited consolidated financial statements include estimated fair value information as of June 30, 2009 as required by SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

CASH

The carrying amounts approximate fair market value at June 30, 2009.

NOTE RECEIVABLE

The carrying amounts approximate fair market value at June 30, 2009.

INVESTMENTS

The carrying amounts approximate fair market value at June 30, 2009.
In accordance with SFAS 159, the company is recording unrealized gains/(losses) on the Statement of Operations.

ITEM 4. CONTROLS AND PROCEDURES

At June 30, 2009, we had no employees and outsourced all functions. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Selig Zises, Interim Chief Executive Officer.
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
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 14, 2006, the U.S. District Court in New Hampshire ruled in favor of Oracle’s motion for summary judgment that it did not infringe U.S. Patent No. 6,148,377 held by Mangosoft, Inc. Mangosoft had sued Oracle in 2002, claiming infringement of its patent on shared memory technology as described above.

On September 22, 2006, the Company through its subsidiary Mangosoft Intellectual Property, Inc., filed a civil action in the United States District Court for the Eastern District of Texas alleging patent infringement against eBay, Inc. of San Jose and its subsidiaries Skype Technologies SA and Skype Software Sarl of Lu xembourg. The Complaint alleges that each of the defendants have infringed, and continue to infringe, U.S. Patent No. 6,647,393 entitled "Dynamic Directory Service" in violation of one or more provisions of 35 U.S.C. section 271. The complaint seeks damages for willful infringement as well as injunctive relief.

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

ITEM 1a. – Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $ 89,214,371 as of June 30, 2009. For the six months ended June 30, 2009, our loss was $158,665 .

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

However, for the year ended December 31, 2008 we had income from operations of $547,660. This was primarily due to litigation settlement income, which is described in Note 3 to our consolidated financial statements filed on Form 10- K for the period ended December 31, 2008.

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

We Have Limitations On The Effectiveness Of Our Internal Controls.

We have no employees and all our functions are outsourced. A complete set of internal controls is not possible in an organization of this size. Management does not expect that its disclosure controls or its internal controls will prevent all errors and intentional misrepresentations. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the organization have been detected.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Number	Description of Exhibit
2.1	Agreement and Plan of Merger by and among First American Clock Co., MangoSoft Corporation and MangoMerger Corp., dated as of August 27, 1999. (1)
3.1	Articles of Incorporation, as amended. (2)
3.2	By-laws. (2)
4.1	Rights Plan. (6)
10	Lease of Westborough Office Park , Building Five, dated November 10, 1995. (3)
14	Code of Ethics. (7)
21	Subsidiary of the Registrant. (2)
31.1	Certification of Principal Executive Officer required by Rule 13a 14(a) or Rule 15-d14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	1999 Incentive Compensation Plan, as amended and restated on May 1, 2000. (1)
99.2	Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (1)
99.3	Form of Warrant Agreement. (1)
99.4	Asset Purchase Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)
99.5	Warrant Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)
99.6	Information Management Services Agreement, dated September 30, 2002, between MangoSoft, Inc. and Built Right Networks LLC. (5)
99.7	Rights Agreement, dated March 14, 2003, between MangoSoft, Inc. and Interwest Transfer Co., Inc. (6)

(1)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.
(2)	Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby incorporated by reference thereto.
(3)	Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.
(4)	Filed as an exhibit to our Quarterly Report filed August 14, 2002 for the quarter ended June 30, 2002 and hereby incorporated by reference thereto.
(5)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 30, 2002 and hereby incorporated by reference thereto.
(6)	Filed as an exhibit to our Current Report on Form 8-K for an event dated March 21, 2003, as amended on July 25, 2003, and hereby incorporated by reference thereto.
(7)	Filed as an exhibit to our Annual Report filed on March 26, 2004 for the year ended December 31, 2003 and hereby incorporated by reference thereto.

(b)  Reports on Form 8-K:

(1)	On January 22, 2008, Form 8-K was filed indicating that its Board of Directors has extended the expiration date of its previously announced rights offering from January 29, 2008 to February 18, 2008.

(2)	On January 29, 2008, Form 8-K was filed indicating that its Board of Directors has extended the expiration date of its previously announced rights offering from February 18, 2008 to February 19, 2008.

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

(6)
On January 29, 2009, Form 8-K was filed indicating that Mangosoft agreed to loan $600,000 to Plaintiff Holding XI LLC, a newly formed wholly owned subsidiary (the “Subsidiary”) of Plaintiff Funding Holding, Inc., d/b/a LawCash. Such loan is evidenced by a secured promissory note issued by the Subsidiary to Mangosoft having a term of one year and bearing interes t at the rate of 14% per annum. Each of the Company and LawCash are directly or indirectly controlled by Mr. Selig Zises and Mr. Jay Zises.

(7)
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

(8)
On May 22, 2009, MangoSoft, Inc. (the “Company” or “MangoSoft”) agreed to purchase from Plaintiff Funding Holding, Inc., d/b/a LawCash (“LawCash”), for the sum of $400,000 (the “Purchase Price”), all of LawCash’s rights, title and interest in certain specified litigations that had been funded by LawCash (the “Cases”).  LawCash, through its various subsidiaries, is in the business of financing personal injury litigations, such as the Cases, and in connection therewith, receives a contingent interest in the proceeds of the potential recovery by a personal injury claimant or litigant.  In accordance with the bill of sale entered into on May 22, 2009 by the Company and LawCash pursuant to which the Company acquired the Cases (the “Bill of Sale”), LawCash will service the Cases pursuant to a master services agreement dated May 22, 2009 (the “Master Services Agreement”) and the Company is entitled to receive from the disposition of the Cases (i) the return of the Purchase Price, and (ii) a return on the Purchase Price of 14% per annum..

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2009	MANGOSOFT, INC.

/S/ Selig Zises
Selig Zises Interim Chief Executive Officer