Form 10-Q
period 2009-09-30
MANGOSOFT INC
filed 2009-11-13
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-Q

☒                        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended September 30, 2009
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

As of November 13, 2009, 5,443,157 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

MANGOSOFT, INC. AND SUBSIDIARIES

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$638,655	$1,982,192
Accounts receivable	13,038	23,356
Note receivable - related party	600,000	-
Investments	511,665	-
Interest receivable	7,000	-
Total assets	$1,770,358	$2,005,548

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$-	$153,177
Accrued compensation	-	3,076
Other accrued expenses	28,035	83,979
Total current liabilities	28,035	240,232

Stockholders’ Equity:
Preferred stock - $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000	20	20
Common stock - $.001 par value, authorized 15,000,000 shares; issued and outstanding, 5,443,157 shares.	5,443	5,443
Additional paid-in capital	90,926,274	90,926,274
Accumulated deficit	(89,189,414)	(89,166,421)
Total stockholders' equity	1,742,323	1,765,316
Total liabilities and stockholders' equity	$1,770,358	$2,005,548

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2009	2008

Service revenues	$29,101	$67,349
Costs and expenses:
Cost of services	34,150	65,274
General and administrative	48,393	115,454
Loss from operations	(53,442)	(113,379)
Investment income:
Dividend income	3,306	—
Gain on sale of investments	22,273	—
Unrealized investment gain	30,094	—
Interest income	22,725	4,133
Net Investment income	78,398	4,133
Net income (loss)	$24,956	$(109,266)

Net income (loss) per share – basic and diluted	$0.01	$(0.02)

Weighted average shares outstanding – basic and diluted	5,443,157	5,443,157

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008

Service revenues	$121,379	$201,204
Costs and expenses:
Cost of services	135,299	196,327
General and administrative	198,186	699,269
Loss from operations	(212,106)	(694,392)
Investment income:
Dividend income	7,807	—
Gain on sale of investments	82,969	—
Unrealized investment gain	31,826	—
Interest income	66,511	14,450
Net Investment income	189,113	14,450
Net loss	$(22,993)	$(679,942)

Net loss per share – basic and diluted	$(0.01)	$(0.14)

Weighted average shares outstanding – basic and diluted	5,443,157	5,013,424

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNADUDITED)

	Nine Months Ended September 30,
	2009	2008

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss	$(22,993)	$(679,942)
Adjustments to reconcile net loss to net cash used by operating activities:
Unrealized gain in marketable securities	(31,899)	—
Gain on sale of investments	(82,969)	—
Increase (decrease) in cash from the change in:
Accounts receivable	10,318	(509)
Accounts payable	(153,177)	(92,154)
Other accrued expenses	(59,021)	(15,833)
Net cash used in operating activities	(339,741)	(788,438)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Note receivable	(600,000)	—
Interest receivable	(7,000)	—
Proceeds from sale of investments	330,186
Investments acquired	(726,982)	—
Net cash used in investing activities	(1,003,796)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement of common stock	—	1,023,548
Net cash provided by financing activities	—	1,023,548

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,343,537)	235,110
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,982,192	318,065
CASH AND CASH EQUIVALENTS, END OF PERIOD	$638,655	$553,175

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	NONE	NONE
Cash paid for income taxes	NONE	NONE

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

As shown in the unaudited condensed consolidated financial statements, during the nine months ended September 30, 2009 and 2008, the Company incurred net losses of $22,993 and $679,942 respectively. Cash used in operations during the nine months ended September 30, 2009 and 2008 was $339,741 and $788,438, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

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

For the nine months ended September 30, 2009 and 2008, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

3.	REVENUE RECOGNITION

The Company records revenue upon delivery if pervasive evidence of an arrangement exists, the price is fixed and determinable, and collection is probable. Revenue for sales to distributors is recognized upon sales to end users. Service revenue is recognized as services are performed.

4.	STOCK-BASED COMPENSATION

The Company currently has one stock-based compensation plan, which is described more fully in Note 6 in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, as filed on March 30, 2009. As amended, this plan provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of September 30, 2009, there were 179,652 remaining options available under this plan.

The Company records stock based compensation under the  provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), Compensation cost for all stock-based payments granted is, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. There were no stock based payments granted during the nine months ended September 30, 2009 and 2008.

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

During the three months ended September 30, 2009 the Company paid consulting fees in the amount of $15,000 to the widow of Dale Vincent, a stockholder and sole employee and director of the Company until he passed away on April 22, 2009.

6.	INVESTMENTS

Investments include certain marketable securities with a fair value of $149,370 at September 30, 2009, which are held in a brokerage account. Fair value is determined for this investment using quoted prices in an active market. This pricing methodology applies to Level 1 investments in the fair value hierarchy.

On May 22, 2009, the Company purchased from Plaintiff Funding Holding, Inc., d/b/a LawCash (“LawCash”), for the sum of $400,000 (the “Purchase Price”), all of LawCash’s rights, title and interest in certain specified litigations that had been funded by LawCash (the “Cases”).  LawCash, through its various subsidiaries, is in the business of financing personal injury litigations, such as the Cases, and in connection therewith, receives a contingent interest in the proceeds of the potential recovery by a personal injury claimant or litigant.  In accordance with the bill of sale entered into on May 22, 2009 by the Company and LawCash pursuant to which the Company acquired the Cases (the “Bill of Sale”), LawCash will service the Cases pursuant to a master services agreement dated May 22, 2009 (the “Master Services Agreement”) and the Company is entitled to receive from the disposition of the Cases (i) the return of the Purchase Price, and (ii) a return on the Purchase Price of 14% per annum.  This investment, valued at $362,295 at September 30, 2009, is recorded at fair value using significant observable inputs other than quoted market prices and are considered to be level 2 investments in the fair value hierarchy.

7.	SUBSEQUENT EVENTS

The Company adopted ASC 855, “Subsequent Events” (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The adoption of ASC Topic 855 did not have a material impact on the Company’s consolidated results of operations or financial condition.   The Company has evaluated subsequent events through November 9, 2009, the date the financial statements were issued.

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

Other Operating Expenses – Selling and marketing expenses consist primarily of costs incurred to market our products and services such as the costs of attending and presenting at trade shows. General and administrative expenses consist primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At September 30, 2009, all operating activities were outsourced.

Reduction in Force – We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At September 30, 2009, we had no employees and outsourced all functions.

Results of Operations – Three Months Ended September 30, 2009 and 2008

Revenues for the three months ended September 30, 2009 decreased $38,248 or 56.8% to $29,101 from $67,349 for the comparable period in 2008. The decrease was due to a reduction in customers. No customer accounted for more than 10% of our revenues for either period.

We recognized $26,410 from the sale of our Mangomind SM service and $2,691 from the sale of our fileTRUST SM service during the three months ended September 30, 2009. During the comparable period in 2008, we recognized $64,438 from the sale of the Mangomind SM service and $2,911 from the sale of our fileTRUST SM service.

Cost of services for the three months ended September 30, 2009 decreased $31,124 or 47.7% to $34,150 compared to $65,274 for the comparable period in 2008. The decrease in the cost of delivering our services was primarily a result of our lower sales volume.

For the three months ended September 30, 2009, other operating expenses including selling and marketing and general and administrative expenses decreased $67,061 or 58% to $48,393 compared with $115,454 for the comparable period in 2008. The decrease in other operating expenses was due primarily to a decrease in legal costs incurred in pursuit and defense of our patents combined with a reduction of public relations, legal and other corporate consultants. For the three months ended September 30, 2008, our one (1) full-time employee was working in a general and administrative capacity. For the three months ended September 30, 2009, we had no employees and outsourced all functions.

Our loss from operations decreased $59,937 to $53,442 for the three months ended September 30, 2009 compared with a loss from operations of  $113,379 for the comparable period in 2008, as a result of the above factors.

For the three months ended September 30, 2009, there was $22,273 in realized gains on the sale of investments, $3,306 in dividend income and $30,094 in unrealized gains from investments held at Ladenburg Thalmann.

Interest income increased $18,592 to $22,725 for the three months ended September 30, 2009 compared to $4,133 for the comparable period in 2008 due to the availability of working capital and addition of the note receivable.

Results of Operations – Nine Months Ended September 30, 2009 and 2008

Revenues for the nine months ended September 30, 2009 decreased $79,825 or 39.7% to $121,379 from $201,204 for the comparable period in 2008.  The decrease was due to a reduction in customers.  No customer accounted for more than 10% of our revenues for either period.

We recognized $112,360 from the sale of our Mangomind SM service and $9,019 from the sale of our fileTRUST SM service during the nine months ended September 30, 2009. During the comparable period in 2008, we recognized $191,913 from the sale of the Mangomind SM service and $9,291 from the sale of our fileTRUST SM service.

        Cost of services for the nine months ended September 30, 2009 decreased $61,028 or 31.1% to $135,299 compared to $196,327 for the comparable period in 2008. The decrease in the cost of delivering our services was primarily a result of lower sales volume.

For the nine months ended September 30, 2009, other operating expenses including selling and marketing and general and administrative expenses decreased  $501,083 or 71.7% to $198,186 compared with $699,269 for the comparable period in 2008. The decrease in other operating expenses was due primarily to legal costs incurred in pursuit of patents and in defense of our patents combined with a reduction of public relations, legal and other corporate consultants and facility rent in addition to reductions in our marketing, selling and general and administrative personnel associated with our work force reductions. During the nine months ended September 30, 2008, our one (1) full-time employee was working in a general and administrative capacity. During the nine months ended September 30, 2009, we began outsourcing all functions.

Our loss from operations decreased $482,286 to $212,106 for the nine months ended September 30, 2009 compared with a loss from operations of $694,392 for the comparable period in 2008 as a result of the above factors.

For the nine months ended September 30, 2009, there was $82,969 in realized gains on the sale of investments, $7,807 in dividend income and $31,826 in unrealized gains from investments held at Ladenburg Thalmann.

Interest income increased $52,061 to $66,511 for the nine months ended September 30, 2009 compared to $14,450 for the comparable period in 2008 due to the availability of working capital and addition of the note receivable.

Financial Condition, Liquidity and Capital Resources

We were formed in June 1995 and, since our formation, have raised approximately $76,449,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At September 30, 2009, approximately $28,000 in additional financing was provided through accounts payable, accrued expenses and other trade credit.

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

At September 30, 2009, we had a cash balance of $638,655 and working capital of approximately $1,742,323. We do not have any commercial commitments or off balance sheet financing. Our commitments are described in Note 8 in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, as filed on March 30, 2009.

We did not make any capital expenditures during the three months ended September 30, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The accompanying unaudited consolidated financial statements include estimated fair value information as of September 30, 2009 as required by SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

CASH

The carrying amounts approximate fair market value at September 30, 2009.

NOTE RECEIVABLE

The carrying amounts approximate fair market value at September 30, 2009.

INVESTMENTS

The carrying amounts approximate fair market value at September 30, 2009.
In accordance with SFAS 159, the company is recording unrealized gains/(losses) on the Statement of Operations.

ITEM 4. CONTROLS AND PROCEDURES

At September 30, 2009, we had no employees and outsourced all functions. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Selig Zises, Interim Chief Executive Officer.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1a. – Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $ 89,189,414 as of September 30, 2009. For the nine months ended September 30, 2009, our loss was $22,993.

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

Our Performance Depends On Market Acceptance Of Our Products.

We expect to derive a substantial portion of our future revenues from the sales of Mangomind SM and fileTRUST SM. Due to our small size and need to conserve capital, our selling and marketing activities for these products and services is limited. If markets for our products fail to develop, develop more slowly than expected, are subject to substantial competition or react negatively to Bank of America’s (formerly FleetBoston) termination of its February 2002 enterprise license agreement with us, our business, financial condition and results of operations will be materially and adversely affected.

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

November 13, 2009	MANGOSOFT, INC.

/S/ Selig Zises
Selig Zises Interim Chief Executive Officer