Form 10-K
period 2009-12-31
MANGOSOFT INC
filed 2010-03-31
CIK 947969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________

Commission File Number 001-12345

MANGOSOFT, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0543565
(State of incorporation)	(I.R.S. Employer Identification No.)

108 Village Square, Suite 315 Somers, NY	10589
(Address of principal executive offices)	(Zip Code)

29 Riverside Street, Suite A, MS A-8
Nashua, New Hampshire  03062
(Prior Address if Changed From Last Report)

Registrant’s telephone number, including area code: (914) 669-5333

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

Large accelerated filer   ☐  Accelerated filer  ☐  Non-accelerated filer    ☐  Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).  ☐  Yes  ☒  No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of June 30, 2009 was $1.59 million, based on the most recent sales price of the common stock of Company ($0.25 per share) in private transactions at such date (when the common stock of the Company was not publicly quoted or listed for trading).  As of March 25, 2010, there were 5,443,157 shares of common stock outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Through December 31, 2009, Mangosoft (the “Company”) marketed, sold and supported Internet business software and services that improve the utility and effectiveness of Internet-based business applications. Our software solutions address the networking needs of small businesses, workgroups and large enterprises. We have leveraged our patented technology known as “Pooling” to develop our suite of software solutions. Pooling is a peer-to-peer clustering technology that utilizes the network and resources of client personal computers (“PCs”) and workstations to deliver easy-to-use advanced software services. Mangosoft’s proprietary software applications help businesses gain a competitive advantage by improving collaboration with customers, partners and colleagues through smarter, faster Internet communications.

As of January 1, 2010, we entered into a Hosting Licensing Agreement with Built Right Networks (“Built Right”) under which Built Right  provides our software and services to existing Mangosoft customers and new Built Right customers for their own account. Built Right will provide services, maintain the software offering and manage the existing Mangosoft website for the benefit of their customers. Mangosoft retains all intellectual property rights for its software including Mangomind™ and fileTrust™. The Hosting Licensing Agreement grants a non-exclusive license to Built Right and is cancelable under certain conditions. We are evaluating alternate applications for our intellectual property. We believe that the current offerings did not provide sufficient growth opportunity for the Company and were more suited to companies such as Built Right with active technology service business models.

BUSINESS STRATEGY

We no longer develop new software products or services. We discontinued the direct marketing, sale and support of our software services as of January 1, 2010. Our strategy includes seeking strategic business partnerships and distribution channels to leverage our patented technology as well as seeking profitable businesses in which our intellectual property will provide opportunity for profitability. We will also seek business opportunities in which third party technology solutions will provide opportunities for revenue diversification and growth and improved operations and profits. All of our business operations are overseen by our sole officer and our Board of Directors, who utilizes third party contractors, as required, to implement the Company’s business strategy.

COMPETITION

We previously competed with general technology suppliers such as Microsoft Corporation, Oracle Corporation, EMC Corporation and Novell, Inc., as well as emerging Internet collaboration companies such as Groove Networks, Inc. With the execution of our Hosting Licensing Agreement with Built Right Networks, we do not anticipate that we will encounter competition from these companies as well as others entering the Internet storage and collaboration markets. The Company is unable to determine the competition it will encounter going forward. There are no assurances that its business will not be faced with considerable competitive pressures.

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

Mangosoft’s software and services make the Internet a better place for business. Our former customers, now customers of Built Right under the terms of our Hosting Licensing Agreement, use Mangomind SM to easily and securely connect with remote colleagues, clients and partners around the world. In doing so, Mangomind enables its users to make smarter and faster business decisions. Mangomind provides the secure file sharing benefits of a virtual private network (“VPN”) without additional hardware and configuration complexities.

Mangomind is an adaptation of our patented Pooling technology that delivers an easy-to-use virtual file service for the Internet. Mangomind combines the familiarity of Windows applications with the power of the Internet to deliver a secure means for multiple users to access, share and store important business files. Mangomind is sold as both a service and a standalone software product. The Mangomind service provides the security of a VPN without the additional hardware and configuration complexities. This virtual file service is hosted by a leading provider of complex Internet services and provides the familiar interface of a shared network drive. The Mangomind product was sold as a software license and the typical sale includes installation, training and extended support services. The Mangomind product is intended for the enterprise customer.

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

We previously marketed our products and services primarily through a reseller channel. Effective September 30, 2002, we executed an Information Management Service Agreement (the “Outsourced Services Agreement”) with Built Right Networks. Under the terms of the Outsourced Services Agreement, Built Right Networks provided reseller channel management in addition to information systems and technical end-user support for our products and services. With the execution of the Hosting Licensing Agreement, our Outsourced Services Agreement with Built Right Networks was terminated as of December 31, 2009. Under the terms of the Hosting Licensing Agreement, Built Right Networks assumed all existing customers accounts. We are not actively marketing or selling our software products at this time. The Company will consider different applications of its intellectual property and retains all rights to these assets under the new agreement with Built Right Networks.

PRODUCT SUPPORT

Built Right Networks provided end-users and reselling channel with product support under the terms of the Outsourced Services Agreement. Under the terms of the Hosting Licensing Agreement, the Outsourced Services Agreement has been terminated. All technical support is provided directly by Built Right Networks. Built Right Networks will maintain the Mangosoft web site for purposes of providing maintenance and support to end-users and resellers..

CONCENTRATIONS

We generated the majority of our revenues from the sale of our products and services in North America. All of our 2009 and 2008 revenues were generated from sales to North American customers.

Excluding the $2,300,000 one time license fee revenue in 2008 as discussed under legal proceedings, one customer in 2009 and two customers in 2008  accounted for approximately 13% and  37% of our 2009 and 2008 net revenues, respectively.

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

We license encryption software from a leading e-security software provider. This encryption software allows multiple users to more securely transmit, share and store files via the Mangomind service. All files shared, stored and transmitted over the Internet using the Mangomind service are protected with 128-bit encryption. Built Right Networks will be required to make royalty payments to the software provider based on the volume of their sales going forward.

EMPLOYEES

At December  31, 2009, we had one employee and outsourced all functions

ITEM 1A. RISK FACORS

We Have a Limited Operating History and Substantial Cumulative Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $89,222,212 as of December 31, 2009. For the years ended December 31, 2009 and 2008, our income (loss) from operations was $(293,073), and $547,660, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

We Will Need Additional Financing.

We may require additional capital to finance our future operations. We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise.,

Our Success Depends on Ability to Develop Alternative Uses for our Software and/or New Business Opportunities.

 The Company’s success going forward depends on our ability to find alternative uses for our software and/or new business opportunities that generate revenues and profits. The Company is diligently evaluating  new opportunities but has made no decisions or commitments to date. There is no assurance that we will be successful in developing or finding alternative business opportunities or that we will be successful in building or managing a business in an y alternate  area of interest at this time.

Our Performance Depends on Market Acceptance of Our Product or Servicess.

In connection with our efforts to develop or find alternative business opportunities, we can give no assurance that we will not be dependent on market acceptance of future products or services. There is the risk that the Company will not find alternate business opportunities to develop or acquire. The Company will be subject to the risks related to the development or acquisition of any business including those risks related to performing in new markets and /or industries with which the Company is not familiar.

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

We may not be successful in identifying new markets, adapting our intellectual property to other products or developing and marketing new products ..

Our business is subject to rapid changes in technology. We can provide no assurances that research and development by competitors will not render our technology obsolete or uncompetitive. We are evaluating the strategic value of our intellectual property and are actively seeking alternative applications for these software assets. We can provide no assurances that we will be successful in identifying new markets, adapting our intellectual property to products that address such markets and/or developing and marketing new products in such a manner as to be effective against our competition. If our technology is rendered obsolete or we are unable to develop new products to compete effectively, our business, operating results and financial condition may be materially and adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2009 the Company does not have any unresolved Staff Comments.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2009 the Company does not own or lease any property.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2009 to a vote of our security holders, through the solicitation of proxies or otherwise.

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

The following sets forth the high and low bid price quotations for each calendar quarter in which trading occurred during the last two fiscal years,. Such quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions:

2009	High	Low
First Quarter	$0.25	$0.05
Second Quarter	0.27	0.10
Third Quarter	0.23	0.11
Fourth Quarter	0.20	0.11

2008	High	Low
First Quarter	$1.45	$0.37
Second Quarter	0.55	0.29
Third Quarter	0.29	0.10
Fourth Quarter	0.24	0.01

(B) Holders

As of December 31, 2009, there were approximately 266 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street name.”

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

(D) Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth information surrounding compensation plans in which we have authorized the future issuance of our common stock:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	272,150	$$0.12	17,987

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Annual Report on Form 10-K, including under “Risk Factors.” You should read the following discussion and analysis together with our condensed consolidated financial statements for the periods specified and the related notes included herein. Further reference should be made to our Annual Report on Form 10-K for the period ended December 31, 2009 filed with the Securities and Exchange Commission.

OVERVIEW

We marketed, sold and supported Internet business software and services that improve the utility and effectiveness of Internet-based business applications. Our software solutions address the networking needs of small businesses, workgroups and large enterprises. Our products and services enhance the performance of PC networks and deliver improved service utilizing existing equipment. We no longer develop new software products or services. As of January 1, 2010, we entered into a hosting Licensing Agreement with Built Right Networks which transferred all existing customer accounts to Built Right Networks for their own account. The agreement grants a non-exclusive license to Built Right Networks for our Mangomind and fileTrust™ products. We are no longer actively marketing, selling or supporting these products on a direct basis. However, we have retained all intellectual property rights and intend to evaluate alternative business opportunities for our intellectual property.

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

Revenue Recognition - We recognized revenue generated from product sales when persuasive evidence of an arrangement existed, the price was fixed and determinable, delivery had occurred and collection was probable. We recognized revenue generated from the sale of the Mangomind SM and fileTRUST SM services as the service was provided. We recognized revenue generated from the sale of the Mangomind SM product over the period of the first year’s maintenance agreement when persuasive evidence of the arrangement existed, the price was fixed and determinable, delivery and any required installation had been completed and collection is probable. These revenues will be recognized for the account of Built Right Networks going forward under the terms of our Hosting Licensing Agreement.

Stock-based Compensation - As part of our compensation programs offered to our employees, we grant stock options. In addition, we have engaged third-party consultants and advisors and have compensated them in the form of stock options. The Company accounts for stock-based employee compensation arrangements based on estimated fair value.  Stock based compensation expense for the year ended December 31, 2009 was $1,132.  There was no stock based compensation expense recorded in 2008.

Costs and Expenses

Cost of services - Cost of services consist solely of the expenses we incurred to administer and service the Mangomind SM and fileTRUST SM services. These expenses consisted primarily of salaries and related personnel costs, the cost of our outsourced data center, the license royalties we pay to our e-security software provider for the encryption used in the Mangomind SM service and the fees we paid to Built Right Networks to manage our billable services infrastructure. These costs will be recognized for the account of Built Right Networks or eliminated going forward under the terms of our Hosting Licensing Agreement.

Other Operating Expenses - General and administrative expenses consisted primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At December 31, 2009, there were no full time employees performing selling and marketing activities.

Reduction in Force - We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At December 31, 2009, we had one employee and outsourced almost functions.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2009 AND 2008

Service revenues for the year ended December 31, 2009 decreased $119,686 or 45% to $149,097 compared with $268,783 for 2008.  In 2008, there was a one-time license fee in the amount of $2,300,000 as a result of the settlement of litigation with Skype. Excluding the Skype license fee revenue, two customers accounted for 37% and 25% of our revenues in 2009 and 2008 respectively. We recognized $138,506 from the sale of our Mangomind SM service and $10,591 from the sale of our fileTRUST SM service during the year ended December 31, 2009. During the year 2008, we recognized $256,381 from the sale of the Mangomind SM service and $12,402 from the sale of our fileTRUST SM service.

Cost of services for year ended December 31, 2009 decreased $84,446  or 32.5% to $175,029 compared to $259,475 for the comparable year in 2008. Cost of services consists primarily of outsourced data center charges with Built Right Networks.

There was no engineering and development expense for the years ended December 31, 2009 and 2008. During the years ended December 31, 2009 and 2008, we had no employees performing engineering or development activities

For the year ended December 31, 2009, other operating expenses including selling and marketing and general and administrative expenses decreased $731,507 or 73% to $267,141 compared with $998,648 for the comparable period in 2008. The decrease in other operating expenses primarily relates to an additional $763,000 in legal fees, in 2008, as a result of the Skype litigation settlement. These legal fees include $690,000 that was contingent on a favorable outcome for the Company.

During the year ended December 31, 2009, our one (1) full-time employee was working in a general and administrative capacity. As of December 31, 2008, we had one employee working in a general and administrative capacity and outsourced  other functions.

There was stock based compensation of $1,132 included in general and administrative expenses  for the year ended December 31, 2009 and no stock-based compensation recorded for the year ended December 31, 2008.

Our results of operations deteriorated by $840,733 to a loss of $293,073 for the year ended December 31, 2009 compared with net income from operations of $547,660 for 2008 This is primarily a result of the one-time license fee in 2008 from Skype offset by the related legal fees as discussed above.

Interest income increased $69,728 to $89,128 for the year ended December 31, 2009 compared to $19,400 for the year ended December 31, 2008. This interest is related to our investment in Law Cash, as described in Note 10 to our consolidated financial statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We were formed in June 1995 and, since our formation, have raised approximately $75,450,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At December 31, 2009, approximately $79,000 in additional financing was provided through accounts payable, accrued expenses and other trade credit, a significant portion of which is past due.

At December 31, 2009, we had a cash balance of approximately $677,000 and a working capital balance of approximately $1,711,000. We do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 8 to our consolidated financial statements.

We did not make any capital expenditures during the fiscal year 2009.

We have significantly modified our operations and reduced our work force on four separate occasions since April 2001. We outsourced the management of our billable services infrastructure, software code base, customer support and reseller channel management to Built Right Networks through December 31, 2009. Built Right Networks received a fee based on the percentage of monthly income earned plus an administration fee. The outsourcing arrangement with Built Right Networks was terminated as of December 31, 2009 under the terms of our Hosting Licensing Agreement with Built Right under which Built Right Networks will maintain product and customer support for their own account. With the transition of all our existing accounts to Built Right Networks under this new agreement as of January 1, 2010, our billable infrastructure services are no longer necessary.

Unless we can generate significant on-going revenue, we will need additional sources of equity or debt financing. Although we have been successful in raising past financing, there can be no assurances that additional financing will be available to us on commercially reasonable terms, or at all.

As shown in the audited consolidated financial statements, during the years ended December 31, 2009 and 2008, we recognized net income (loss) of $(55,791) and $567,060, respectively. Cash provided by (used in) operations during the years ended December 31, 2009 and 2008 was $(335,412) and $640,580 respectively. These factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

PLAN OF OPERATION

We believe that we may be required to raise additional funds in order to meet our cash requirements. In the event that our revenues from the current marketing, sales and support of our business software and services are insufficient, we may need to seek alternative sources of capital over the next twelve (12) months. While we do not anticipate any capital expenditures, product research and development or significant increase in employees over the next twelve (12) months, we continue to have additional cash needs related to our ongoing operations. In the event that cash flow from operations is insufficient for us to meet our obligations on a timely basis, we will be required to raise additional capital from stockholders, of which there can be no assurances.

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

We carried out an evaluation, under the supervision and with our sole employee Dennis Goett in his role as President, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the President, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our President, Chief Operating Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).  Based on our evaluation , our management concluded that our internal control over financial reporting was not effective based on criteria set forth on the COSO Framework.

At December 31, 2009, we had one employee and outsourced most functions. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Dennis Goett, Chief Operating Officer.

Our Chief Operating Officer, President and director, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

We have identified deficiencies in the design or operation of the Company’s internal controls that we consider to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, we found that the Company has an overall lack of segregation of duties as well as a lack of necessary corporate accounting resources related to the financial reporting process and accounting functions as the Company does not have any full time accounting personnel. The Company’s President serves as both Chief Operating Officer and Chief Financial Officer of the Company. Accordingly, certain functional and monitoring controls do not exist as of December 31, 2009.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Effective November 18, 2010, Dennis M. Goett was appointed Chief Operating Officer and Chief Financial Officer and elected to the Board of Directors of Mangosoft, Inc.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules there under require our directors and officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Our personnel generally prepare these reports on the basis of information obtained from each director and officer, and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all reports filed. To the best of our knowledge, all reports required by Section 16(a) of the Exchange Act to be filed by our directors, officers and 10% or greater stockholders during our fiscal year ended December 31, 2009 were filed on time.

Audit Committee

We do not have an Audit Committee comprised of independent directors

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s employees who may be hired from time to time, including its President and Chief Executive Officer and its accounting personnel. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person, addressed to the Company’s Chief Executive Officer at MangoSoft, Inc., 108 Village Square, Suite 315, Somers, New York 10589. The Company will post a copy of this Code of Ethics on its corporate website - www.mangosoft.com.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Compensation Discussion and Analysis

Overview

The Board of Directors is responsible for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Board seeks to ensure that the total compensation is fair and reasonable. As of December 31, 2009, we have two (2) executive officers.

This section describes our compensation program for our executive officers. The discussion focuses on our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. We address why we believe our compensation program is appropriate for us and our stockholders, and we explain how executive compensation is determined.

Compensation Philosophy and Design

Historically, our compensation philosophy has been to preserve cash and minimize expenses while rewarding the creation of long-term stockholder value. Our historical compensation philosophy and design have more closely resembled that of a private company than a public company. In addition, our Board of Directors has not adopted any formal or informal policies or guidelines for allocating compensation between cash and equity compensation or other forms of non-cash compensation.

As a result of our history of operating losses, our cash compensation plans have been designed to balance our salary expenses against cash flows and available cash and our need to retain key members of management. Our executive compensation packages have not included a variable cash compensation element to date.

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

In recent periods, there have been no discretionary bonuses for our Chief Executive Officer or Chief Operating Officer. Our Chief Executive Officer or our Chief Operating Officer is currently not entitled under the terms of his employment to any cash severance or similar benefits in connection with a termination of employment or change of control. However, there are provisions in the option agreement of the Chief Operating Officer for the acceleration of option vesting in the event of certain termination or change of control events.

Currently all of our cash compensation is paid out within one year. We do not have any deferred compensation cash plans. Our equity-based incentives are long-term incentives that are based on the parameters described below under "Equity-Based Incentives."

Allocation of Compensation Among Principal Elements

The specifics of each element are as follows:

Base Salary

Historically, we have paid base salaries that we believe are below the market median for officers performing comparable jobs at comparable public companies. The annual salary for Dale Vincent, our President and Chief Executive Officer, remained the same at $202,000 on an annualized basis for 2009 and 2008. Mr. Vincent passed away in April 2009, terminating his compensation at the date of his passing.

Equity-Based Incentives

We grant equity-based incentives to our Chief Operating Officer (“COO”), in order to create a corporate culture that aligns employee interests with stockholder interests. We have not adopted any specific stock ownership guidelines. At present, our long-term compensation consists solely of stock options. Our Board of Directors grants options to our executive officer to enable him to participate in any long-term appreciation in our stockholder value.

During the year ended December 31, 2009 the Board of Directors granted options to purchase up to 272,150 shares of the Company’s common stock to its COO.  As a result of this grant $1,132 of stock-based compensation expense was recognized in the Company’s statement of operations for the year ended December 31, 2009.

Discretionary Bonuses

We have not adopted any formal cash bonus plans.

Benefits

We provide no benefits to our executive officer.

SUMMARY COMPENSATION TABLE

The following table presents information concerning the total compensation of our Chief Executive Officer for services rendered to us in all capacities for the fiscal years ended December 31, 2009, 2008 and 2007. Our Chief Executive Officer received no other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Year	Salary ($)	Discretionary Non-Plan Based Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Dale Vincent	2009	$70,092	$—	$—	$—	$—	$70,092
President and Chief	2008	202,488	—	—	—	—	202,488
Executive Officer	2007	202,488	—	—	—	—	202,488
Dennis Goett	2009	15,000		1,132			16,132
Chief Financial Officer

GRANTS OF PLAN-BASED AWARDS

Options to purchase 272,150 common shares were issued to Dennis Goett during the fiscal year ended December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents certain information concerning equity awards held by our Chief Executive Officer at the end of the fiscal year ended December 31, 2009.

	Option Awards
	Number of Securities Underlying Unexercised Options (#)(1) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Mr. Dennis Goett Chief Operating Officer and Chief Financial Officer	—	272,150	—	$0.12	November 23, 2019

OPTION EXERCISES AND STOCK VESTED AT FISCAL YEAR-END

There were no options exercised during the fiscal year ended December 31, 2009, and there were no stock awards that vested during the fiscal year. The options granted to Dennis Goett, as Chief Operating Officer and Chief Financial Officer, in November 2009 do not begin to vest until November 1, 2010.

Legal Proceedings

We are not aware of any legal proceedings which name our sole officer and director as a defendant or co-defendant and therefore have no obligation to indemnify him for legal costs related to such litigation.

Compensation of Directors

There were no outside directors in 2009. Accordingly, with the exception of the compensation we paid to Mr. Vincent for his services as our President and Chief Executive Officer, no other compensation was paid to any director in 2009.

Employment Contracts

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 25, 2010 with respect to beneficial ownership of our common stock by (i) each person we know to own beneficially more than 5% of our outstanding common stock; (ii) each director and named executive officer; and (iii) all directors and named executive officers as a group. The percentages in the last column are based on 5,443,157 shares of common stock outstanding on March 25, 2010. In each case, except as otherwise indicated in the footnotes to the table, the shares shown in the second column are owned directly by the individual or members of the group named in the first column and such individual or group members have sole voting and dispositive power with respect to the shares shown. For the purposes of this table, beneficial ownership is determined in accordance with the federal securities laws and regulations; inclusion in the table of shares not owned directly by the named director or executive officer does not constitute an admission that such shares are beneficially owned by the director or officer for any other purpose.

Beneficial owners:	Number of Shares of Common Stock Owned	Percent of Outstanding Common Stock Owned

Selig Zises (1)(5)	12,549	.23%
Douglas Krugman (6)	1,656,999	30.44%
Southpaw Asset Management LP (2)	1,482,128	27.2%
Jay Zises (3)(5)	807,712	15.0%
Directors and officers:
Dennis Goett (4)	272,150	4.8%

All Directors and officers as a group	272,150	4.8%

(1)
Total shares of common stock beneficially owned by the Chairman of our Board of Directors, Selig Zises, include 2,549 shares owned by his daughter Lynn Zises. Selig Zises is the brother of Jay Zises, both of whom are principal stockholders of the MangoSoft. Other than the Zises family relationships references in this table and the related footnotes, there are no affiliations between Selig Zises and any other persons or entities identified in such table or footnotes. Selig Zises ’ address is 988 Fifth Avenue, New York, New York 10075.

(2)
This Information is based solely on Schedule 13D, as amended, filed with the Securities and Exchange Commission on February 20, 2009 by (i) Southpaw Credit Opportunity Master Fund LP (“Fund”), a Cayman Islands limited partnership, as the holder of the shares of Common Stock, (ii) Southpaw Asset Management LP (“Southpaw Management”), a Delaware limited partnership, as the investment manager to Fund, (iii) Southpaw Holdings LLC (“Southpaw Holdings”), a Delaware limited liability company, as the general partner of Southpaw Management, (iv) Kevin Wyman, a principal of Southpaw Holdings LLC, and (v) Howard Golden, a principal of Southpaw Holdings LLC (the persons mentioned in (i), (ii), (iii), (iv) and (v) immediately preceding are collectively referred to as “Southpaw”). Southpaw has the power to vote and dispose of all 1,482,128 shares of the Company’s Common Stock.

(3)
Total shares of common stock beneficially owned by Jay Zises, the brother of the Chairman of our Board of Directors, Selig Zises, include the following: 591,930 shares owned by Jay Zises; 214,942 shares owned by Delaware Guarantee & Trust TTEE FBO Jay Zises IRA (a self-directed IRA); 701 shares owned by Nancy Zises as custodian for Meryl Shane Zises; and 139 shares owned by Jay Zises as custodian for Justin Zises. Nancy Zises is the wife of Jay Zises. Other than the Zises family relationships referenced in this table and the related footnotes, there are no affiliations between Jay Zises and any other persons or entities identified in such table or footnotes. Jay Zises ’ address is 965 Fifth Avenue, Apt. 10B, New York, New York 10021.

(4)
Includes 272,150 shares of common stock Mr. Goett has the right to acquire through the exercise of stock options. Mr. Goett’s address is c/o MangoSoft, Inc., 108 Village Square, Suite 315, Somers, New York 10589.

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

(6)
On December 12, 2008, Selig Zises sold an aggregate of 1,656,999 shares of Common Stock for $0.02 per share in a series of two open market transactions and one privately negotiated transaction to Douglas Krugman, his son-in-law. Mr. Krugman subsequent to December 31, 2009, gifted these shares into a trust for the benefit of his children.

Securities Authorized for Issuance Under Equity Compensation Plans

See information provided under the Section titled “ Securities Authorized for Issuance Under Equity Compensation Plans” under Part II, Item 5 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 26, 2006, Selig Zises provided bridge financing to the Company in the principal amount of $250,000. At the closing of the Company’s offer and sale of 2,400,000 shares of common stock on January 10, 2008, the bridge financing provided by Selig Zises was automatically converted into a subscription of common stock ~~.~~ of 500,000 shares . Furthermore, Selig Zises purchased an additional 300,000 shares for $150,000 in cash during such sale of 2,400,000 shares of common stock ..

On January 10, 2008, in connection with the sale of 2,400,000 of common stock, Jay Zises purchased 300,000 shares for $150,000 in cash.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees billed by Stowe & Degon, LLC for the audit of our annual financial statements for the fiscal years ended December 31, 2009 and 2008 and the review of our quarterly financial statements included in our quarterly reports on Form 10-Q were approximately $36,000 and $33,000, respectively.

Audit-Related Fees

There were no other fees billed by Stowe & Degon, LLC during the last three fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Audit Committee Pre-Approval

We do not have an Audit Committee of independent directors. The Board of Directors has the authority to approve 100% of audit, accounting and tax services.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger by and among First American Clock Co., MangoSoft Corporation and MangoMerger Corp., dated as of August 27, 1999. (1)

3.1	Articles of Incorporation, as amended. (2)

3.2	By-laws. (2)

4.1	Rights Plan. (6)

10	Lease of Westborough Office Park, Building Five, dated November 10, 1995. (3)

14	Code of Ethics. (7)

21	Subsidiary of the Registrant. (2)

23.1	Consent of Registered Public Accounting Firm*

31.1	Certification of Principal Executive Officer required by Rule 13a 14(a) or Rule 15-d14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	1999 Incentive Compensation Plan, as amended and restated on May 1, 2000. (1)

99.2	Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (1)

99.3	Form of Warrant Agreement. (1)

99.4	Asset Purchase Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)

99.5	Warrant Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)

99.6	Information Management Services Agreement, dated September 30, 2002, between MangoSoft, Inc. and Built Right Networks LLC. (5)

99.7	Rights Agreement, dated March 14, 2003 and amended on July 25, 2003, between MangoSoft, Inc. and Interwest Transfer Co., Inc. (6)

(1)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.

(2)	Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby incorporated by reference thereto.

(3)	Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.

(4)	Filed as an exhibit to our Quarterly Report filed August 14, 2002 for the quarter ended June 30, 2002 and hereby incorporated by reference thereto.

(5)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 30, 2002 and hereby incorporated by reference thereto.

(6)	Filed as an exhibit to our Current Report on Form 8-K for an event dated March 21, 2003, as amended on July 25, 2003, and hereby incorporated by reference thereto.

(7)	Filed as an exhibit to our Annual Report on Form 10-K filed on March 30, 2008 for the year ended December 31, 2006 and hereby incorporated by reference thereto.

*	Filed herewith.

(b)	Reports on Form 8-K:

(1)	On January 22, 2008, Form 8-K was filed indicating that its Board of Directors has extended the expiration date of its previously announced rights offering from January 29, 2009 to February 18, 2009.

(2)	On January 29, 2008, Form 8-K was filed indicating that its Board of Directors has extended the expiration date of its previously announced rights offering from February 18, 2009 to February 19, 2009.

(3)
On February 27, 2008, Form 8-K was filed indicating the closing and the results of its rights offering which ended as of the close of business on February 19, 2009. The Company received gross proceeds of approximately $1,023,672 and will issue approximately 2,047,344 shares of its common stock to its stockholders who properly exercised their rights in the rights offering. The Company expects to commence issuing the shares of common stock on or about February 27, 2009.

(4)
On May 14 2008, Form 8-K was filed indicating that the United States Court of Appeals for the Federal Circuit issued an opinion in the case Mangosoft, Inc. et al. v. Oracle Corporation. The opinion affirmed the District Court’s claim construction order of September 21, 2004 and the District Court’s decision granting defendant’s motion for summary judgment on non-infringement entered by the District Court on March 28, 2008.

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

MANGOSOFT, INC.

March 31, 2010	By:	/s/ Dennis Goett
Dennis Goett Chief Executive Officer

MANGOSOFT, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of MangoSoft, Inc.:

We have audited the accompanying consolidated balance sheet of MangoSoft, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and  2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of MangoSoft, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stowe & Degon, LLC

Westborough, MA
March 31, 2010

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$677,581	$1,982,192
Accounts receivable	2,677	23,356
Note receivable - related party	600,000	-
Investments	502,312	-
Interest receivable	7,233	-
Total assets	$1,789,803	$2,005,548

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$33,931	$153,177
Accrued compensation	-	3,076
Other accrued expenses	45,215	83,979
Total current liabilities	79,146	240,232

Stockholders’ Equity:
Preferred stock - $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000	20	20
Common stock - $.001 par value, authorized 15,000,000 shares; issued and outstanding, 5,443,157 shares.	5,443	5,443
Additional paid-in capital	90,927,406	90,926,274
Accumulated deficit	(89,222,212)	(89,166,421)
Total stockholders' equity	1,710,657	1,765,316
Total liabilities and stockholders' equity	$1,789,803	$2,005,548

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

Service revenues	$149,097	$268,783
License revenues related to litigation settlement		2,300,000
	149,097	2,568,783

Costs and expenses:
Cost of services	175,029	259,475
Legal fees related to litigation settlement	-	763,000
General and administrative	267,141	998,648

Loss from operations	(293,073)	547,660
Dividend income	7,807	-
Interest income	89,128	19,400
Gain on sale of investments	84,253	-
Unrealized investment gain	56,094	-

Net income (loss)	$(55,791)	$567,060

Net income (loss) per share – basic	$(0.01)	$0.11)
Net income (loss) per share – diluted	$(0.01)	$0.11)

Weighted average shares outstanding – basic	5,443,157	5,121,444
Weighted average shares outstanding – diluted	5,443,157	5,196,444

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2008	20,000	$20	3,413,038	$3,413	$89.904,757	$(89,733,481)	$174,709
Shares issued			2,030,119	2,030	1,021,517		1,023,547
Net Income	-	-	-	-	-	567,060	567,060
Balance, December 31, 2008	20,000	20	5,413,157	5,443	90,926,274	(89,166,421)	1,765,316
Shares issued					1,132		1,132
Net loss	-	-				(55,791)	(55,791)
Balance, December 31, 2009	20,000	$20	5,443,157	$5,443	$90,927,406	$(89,222,212)	$1,710,657

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net income (loss)	$(55,791)	$567,060
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Unrealized gain in marketable securities	(56,094)	—
Stock-based compensation	1,132	—
Gain on sale of investments	(84,252)	—
Increase (decrease) in cash from the change in:
Accounts receivable	20,679	(2,749)
Accounts payable	(119,246)	38,611
Accrued expenses	(41,840)	37,658
Net cash (used in) provided by operating activities	(335,412)	640,580

CASH FLOWS USED IN INVESTING ACTIVITIES:
Note receivable	(600,000)	—
Interest receivable	(7,233)	—
Proceeds from sale of investments	365,016
Investments acquired	(726,982)	—
Net cash used in investing activities	(969,199)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement of common stock	—	1,023,547
Net cash provided by financing activities	—	1,023,548

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,304,611)	1,664,127
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,982,192	318,065
CASH AND CASH EQUIVALENTS, END OF PERIOD	$677,581	$1,982,192

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	NONE	NONE
Cash paid for income taxes	NONE	NONE

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

On July 27, 2006, in order to optimize the Company's flexibility in undertaking new business opportunities, the Company decided to manage its patent portfolio and intellectual property assets through a new wholly-owned subsidiary Mangosoft Intellectual Property, Inc. The new Company is authorized to issue up to 1,000 shares of $.01 par value common stock. Mangosoft Intellectual Property, Inc. issued 100 of these shares of stock to Mangosoft Corp. None of the remaining 900 authorized shares have been issued at December 31, 2009.

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

On April 25, 2008, the Company announced that its Mangomind Business Internet File Service now supports Microsoft's Windows Vista. With the addition of Windows Vista, Mangomind runs on all of the most commonly used Windows PC business platforms, including Windows 97, 98, ME, NT, 2000, XP and Windows Server 2003.

On July 3, 2008, the Company filed a registration statement with the Securities and Exchange Commission announcing the rights offering to purchase up to 2,400,000 shares of its common stock to current stockholders of the Company at an unspecified date. Each full right will be exercisable for one share of common stock at a subscription price of approximately $.50 per share. The Company has reserved a total of 2,400,000 shares of common stock for the exercise of these rights. The Company has agreed to pay the fees and expenses of the subscription agent in the rights offering. The Company has also agreed to indemnify the subscription agent from any liability which it may incur in connection with the rights offering, including liabilities under the Securities Act of 1933. The Company will not engage the services of any third party solicitation agent or information agent with respect to the rights offering. The material conditions required to consummate the above rights offering are subject to the approval of the registration statement filed with the Securities and Exchange Commission.

The Company received gross proceeds of $1,023,547 through the issuance of common stock pursuant to a rights offering and as a consequence issued, commencing on or about February 27, 2008, approximately 2,030,119 shares of its common stock to stockholders who properly exercised their rights in the rights offering. Pursuant to the rights offering, which concluded as of the close of business on February 19, 2008, stockholders of record at the close of business on December 21, 2008, received, at no charge, a 0.7032 non-transferable right for each share of common stock owned by such stockholder on the record date. Each full right entitled the holder to purchase one share of the Company's common stock at a purchase price of $0.50 per share.

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

Sales to one customer accounted for 13% of total sales during 2009. Sales to two customers accounted for approximately 37% of total sales during 2008.

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

Stock-Based Compensation - The Company accounts for stock-based employee compensation arrangements based on estimated fair value.  The Company estimates fair value using the Black-Scholes option pricing model.  Significant assumptions used to estimate fair value under this model are; expected term 6.25 years; expected volatility 249%; dividend rate 0%; risk free rate 2.9%.  Stock based compensation expense for the year ended December 31, 2009 was $1,132.  There was no stock based compensation expense recorded in 2008.

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Equity instruments issued to non-employees are accounted for in accordance with the provisions of Financial Accounting Standards Boards Accounting Standards Codification (ASC) 505-50, “Equity Payments to Non-employees.”

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

Net Loss Per Common Share - Basic net income (loss) per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects, in addition to the weighted average number of common shares, the potential dilution if common stock options were exercised into common stock, unless the effects of such exercises would have been anti-dilutive. At December 31, 2009, there were 272,150 stock options outstanding the effects of which would be anti-dilutive.  At December 31, 2008, we had 75,000 stock options outstanding which have been included in diluted common shares outstanding.

Recently Issued Accounting Pronouncements

Effectively July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10. Generally Accepted Accounting Principles - Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the sources of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance continued in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements. FASB Position or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”).

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

4. Income Taxes

ASC 740-10, Income Taxes prescribes a more-likely-than-not threshold of financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The Company has not had any uncertain tax positions requiring derecognition.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company, files income tax returns in the U.S. federal jurisdiction and in the state of New Hampshire. The Company is no longer subject to U.S. federal and state and local tax examinations by tax authorities for years before 2006, although carry forward tax attributes that were generated prior to 2005 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. It is the Company’s policy to recognize interest and penalties related to income tax matters in penalty expense. For both the years ended December 31, 2009 and 2008, there were no amounts of interest and penalties,recognized.

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

The tax effect of significant items comprising the Company’s deferred tax assets at December 31, 2009 is as follows:

2009

Deferred tax assets:
Net operating loss carryforwards	$24,749,000
Research and development credits	518,000
25,267,000
Valuation allowance	(25,267,000)
Net deferred tax assets	$-

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Income Taxes (continued)

The Company believes that uncertainty exists with respect to future realization of the deferred tax assets and has established a valuation allowance for the full amount as of December 31, 2009 and 2008.

A reconciliation between the amounts of income tax determined by applying the applicable U.S. statutory tax rate to the pre-tax loss is as follows:

	2009	2008

Federal statutory rate	34%	34%
State tax, net of federal impact	6	6
Provision for valuation allowance on deferred tax assets	(40)	(40)
Effective tax rate	-%	-%

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

6. Stock Option Plan

The Company’s 1999 Incentive Compensation Plan (the “Plan”) as amended, provides for the issuance of up to 296,297 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of December 31, 2009, there were 17,987 remaining options available for grant under the Plan. The plan was amended in February 2010 to increase the number of shares of common stock that could be issued under the plan to 750,000.

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Stock Option Plan (continued)

Stock-based compensation in the amount of $1,132 is included in the Company’s 2009 results of operations in connection with  grants issued during 2009 at exercise prices equal to the fair value of the Company’s common stock at the grant date.  No stock-baased compensation was included in the Company’s 2008 results of operations

There was no stock option activity in  2008. In November 2009 272,150 options were issued to Dennis Goett, Chief Operating Officer.  These options had a fair value at the date of grant of $0.12.

Stock options granted and outstanding under the 1999 Stock Option Plan, are as follows:

	Number of Options	Weighted Exercise Price
Outstanding at December 31, 2008	75,000	$2.54
Expired	(75,000)	$2.54
Granted	272,150	$0.12

Outstanding at December 31, 2009	272,150	$0.12

Exercisable at December 31, 2009 and 2008	-

Options Outstanding			Options Exercisable
Number of Options	Range of Exercise Prices	Weighted Average Remaining Life (in years)	Weighted Average Exe rcise Price	Number Currently Exercisable
272,150	$0.12	9.9	$0.12	-

  All of the option outstanding at December 31, 2009 are expected to vest within three years and have an intrinsic value of $2,721 at December 31, 2009.  Total compensation cost related to nonvested awards expected to be recognized in future periods is $32,600.  The weighted average period over which this compensation is expected to be recognized is 1.96 years.

In February 2010 Options to purchase a total of 75,000 shares of common stock were issued to two of the Company’s directors.

7. Retirement Savings Plan

The Company adopted a savings plan for its employees pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate and the plan allows a deferral ranging from a minimum 1% to the maximum percentage of compensation permitted by law. The Company may, at the discretion of the Board of Directors, make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company did not make any contribution in 2009 or 2008.

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

During the year ended December 31, 2009 the Company paid consulting fees in the amount of $45,000 to the widow of Dale Vincent, a stockholder and sole employee and director of the Company until he passed away on April 22, 2009.

10  Investments

Investments include certain marketable securities with a fair value of $167,280 at December 31, 2009, which are held in a brokerage account. Fair value is determined for this investment using quoted prices in an active market. This pricing methodology applies to Level 1 investments in the fair value hierarchy.

On May 22, 2009, the Company purchased from Plaintiff Funding Holding, Inc., d/b/a LawCash (“LawCash”), for the sum of $400,000 (the “Purchase Price”), all of LawCash’s rights, title and interest in certain specified litigations that had been funded by LawCash (the “Cases”).  LawCash, through its various subsidiaries, is in the business of financing personal injury litigations, such as the Cases, and in connection therewith, receives a contingent interest in the proceeds of the potential recovery by a personal injury claimant or litigant.  In accordance with the bill of sale entered into on May 22, 2009 by the Company and LawCash pursuant to which the Company acquired the Cases (the “Bill of Sale”), LawCash will service the Cases pursuant to a master services agreement dated May 22, 2009 (the “Master Services Agreement”) and the Company is entitled to receive from the disposition of the Cases (i) the return of the Purchase Price, and (ii) a return on the Purchase Price of 14% per annum.  This investment, valued at $335,032 at December 31, 2009, is recorded at fair value using significant observable inputs other than quoted market prices and are considered to be level 2 investments in the fair value hierarchy.

11. Geographic Sales Information

The Company generates the majority of its revenues from the sale of its products and services in North America. All of the Company’s 2009 and 2008 revenues were generated from sales to North American customers.