Form 10-Q
period 2010-03-31
MANGOSOFT INC
filed 2010-05-17
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-Q

☒                     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended March 31, 2010
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

As of May 15, 2010 5,443,157 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

MANGOSOFT, INC. AND SUBSIDIARIES

INDEX

Page
PART I. FINANCIAL INFORMATION

ITEM 1 – Condensed Consolidated Financial Statements (Unaudited):

Balance Sheets as of March 31, 2010 and December 31, 2009	3
Statements of Operations for the Three Months Ended March 31, 2010 and 2009	4
Statements of Cash Flows for the Three months Ended March 31, 2010 and 2009	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	12

ITEM 4 – Controls and Procedures	12

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings	13
ITEM 1a. – Risk Factors
ITEM 6 – Exhibits and Reports on Form 8-K	14

Signature	16

Officer Certification

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$617,703	$677,581
Accounts receivable	928	2,677
Prepaid Compensation	5,397	-
Note receivable - related party	600,000	600,000
Investments	503,673	502,312
Interest receivable	7,233	7,233
Total assets	$1,734,934	$1,789,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$-	$33,931
Other accrued expenses	39,840	45,215
Total current liabilities	39,840	79,146

Stockholders’ Equity:
Preferred stock - $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000	20	20
Common stock - $.001 par value, authorized 15,000,000 shares; issued and outstanding, 5,443,157 shares.	5,443	5,443
Additional paid-in capital	90,930,406	90,927,406
Accumulated deficit	(89,240,775)	(89,222,212)
Total stockholders' equity	1,695,094	1,710,657
Total liabilities and stockholders' equity	$1,734,934	$1,789,803

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Service revenues	$—	$53,973
Costs and expenses:
Cost of services	—	58,838
General and administrative	54,892	94,075
Loss from operations	(54,892)	(98,940)
Investment income:
Gain on sale of investments	3,463	—
Unrealized investment gain (loss)	10,977	(12,173)
Interest income	21,889	20,073
Net Investment income	36,329	7,900
Net income (loss)	$(18,563)	$(91,040)

Net income (loss) per share – basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding – basic and diluted	5,443,157	5,443,157

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNADUDITED)

	Three Months Ended March 31,
	2010	2009

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss	$(18,563)	$(91,040)
Adjustments to reconcile net loss to net cash used by operating activities:
Unrealized loss (gain) in marketable securities	(4,436)	12,173
Stock based compensation	3,000	-
Gain on sale of investments	(3,463)	—
Increase (decrease) in cash from the change in:	—
Accounts receivable	1,749	10,744
Accounts payable	(33,931)	(125,894)
Other accrued expenses	(5,377)	(54,274)
Net cash used in operating activities	(61,021)	(248,291)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Note receivable	—	(600,000)
Interest receivable		(8,133)
Prepaid compensation	(5,397)
Proceeds from sale of investments	14,546	—
Investments in marketable securities	(8,006)	(71,673)
Net cash used in investing activities	1,143	(679,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement of common stock	—	—
Net cash provided by financing activities	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(59,878)	(928,097)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	677,581	1,982,191
CASH AND CASH EQUIVALENTS, END OF PERIOD	$617,703	$1,054,094

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	NONE	NONE
Cash paid for income taxes	NONE	NONE

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Through December 31, 2009, Mangosoft (the “ Company”) marketed, sold and supported Internet business software and services that improve the utility and effectiveness of Internet-based business applications. Our software solutions address the networking needs of small businesses, workgroups and large enterprises. We have leveraged our patented technology known as “Pooling” to develop our suite of software solutions. Pooling is a peer-to-peer clustering technology that utilizes the network and resources of client personal computers (“PCs”) and workstations to deliver easy-to-use advanced software services. Mangosoft’s proprietary software applications help businesses gain a competitive advantage by improving collaboration with customers, partners and colleagues through smarter, faster Internet communications.

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

The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

As shown in the unaudited condensed consolidated financial statements, during the three months ended March 31, 2010 and 2009, the Company incurred net losses of $18,563 and $91,040 respectively. Cash used in operations during the three months March 31, 2010 and 2009 was $61,021 and $248,291, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

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

For the three months ended March 31, 2010 and 2009, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

3.	REVENUE RECOGNITION

The Company records revenue upon delivery if pervasive evidence of an arrangement exists, the price is fixed and determinable, and collection is probable. Revenue for sales to distributors is recognized upon sales to end users. Service revenue is recognized as services are performed.

During the three months ended March 31, 2010, there was no revenue recognized.

4.	STOCK-BASED COMPENSATION

As part of our compensation programs offered to our employees, we grant stock options. In addition, we have engaged third-party consultants and advisors and have compensated them in the form of stock options. The Company accounts for stock-based employee compensation arrangements based on estimated fair value.  Stock based compensation expense for the quarter ended March 31, 2010 was $3,000 and for the year ended December 31, 2009 was $1,132.

The Company currently has one stock-based compensation plan, which is described more fully in Note 6 in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, as filed on March 31, 2010. As amended, this plan provides for the issuance of up to 750,000 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of March 31, 2010, there were 396,691 remaining options available for grant under this plan.

The Company records stock based compensation based on the estimated grant-date fair value.

In November 2009, 272,150 options were issued to Dennis Goett, Chief Operating Officer.  These options had a fair value at the date of grant of $0.12.

In February 2010 Options to purchase a total of 75,000 shares of common stock were issued to two of the Company’s directors. The estimated fair value of these options on the grant date is $0.17 and was determined using the Black-Scholes option pricing model. The assumptions used in the model were an estimated life of 6.25 years, volatility of 249%, dividend yield of 0.0% and a risk free interest rate of 3.14%,

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

During the three months ended March 31, 2010, the Company paid consulting fees in the amount of $15,000 to the widow of Dale Vincent, a stockholder and sole employee and director of the Company until he passed away on April 22, 2009.

6.	INVESTMENTS

Investments include certain marketable securities with a fair value of $168,642 at March 31, 2010, which are held in a brokerage account. Fair value is determined for this investment using quoted prices in an active market. This pricing methodology applies to Level 1 investments in the fair value hierarchy.

On May 22, 2009, the Company purchased from Plaintiff Funding Holding, Inc., d/b/a LawCash (“LawCash”), for the sum of $400,000 (the “Purchase Price”), all of LawCash’s rights, title and interest in certain specified litigations that had been funded by LawCash (the “Cases”).  LawCash, through its various subsidiaries, is in the business of financing personal injury litigations, such as the Cases, and in connection therewith, receives a contingent interest in the proceeds of the potential recovery by a personal injury claimant or litigant.  In accordance with the bill of sale entered into on May 22, 2009 by the Company and LawCash pursuant to which the Company acquired the Cases (the “Bill of Sale”), LawCash will service the Cases pursuant to a master services agreement dated May 22, 2009 (the “Master Services Agreement”) and the Company is entitled to receive from the disposition of the Cases (i) the return of the Purchase Price, and (ii) a return on the Purchase Price of 14% per annum.  This investment, valued at $335,031 at March 31, 2010, is recorded at fair value using significant observable inputs other than quoted market prices and is considered to be level 2 investments in the fair value hierarchy.

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

During the three months ended March 31, 2010, there were no costs of service incurred by the Company.

Other Operating Expenses - General and administrative expenses consisted primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At March 31, 2010, there were no full time employees performing selling and marketing activities.

Reduction in Force – We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At March 31, 2010 we had one employee and outsourced most functions.

Results of Operations – Three Months Ended March 31, 2010 and 2009

There was no revenue for the three months ended March 31, 2010, as compared to $53,973 for the comparable period in 2009. The decrease was related to the new hosting agreement.

We did not recognize any income from the sale of our Mangomind SM or fileTRUST SM service during the three months ended March 31, 2010. During the comparable period in 2009, we recognized $51,199 from the sale of the Mangomind SM service and $2,774 from the sale of our fileTRUST SM service.

There was no cost of service for the three months ended March 31, 2010, as compared to $58,838 for the comparable period in 2009. The decrease was related to the new hosting agreement.

For the three months ended March 31, 2010, other operating expenses including selling and marketing and general and administrative expenses decreased $39,183 or 42% to $54,892 compared with $94,075 for the comparable period in 2009. The decrease in other operating expenses was due primarily to a decrease in legal costs incurred in pursuit and defense of our patents combined with a reduction of public relations, legal and other corporate consultants. For the three months ended March 31, 2010 and 2009, we had one (1) full-time employee who was working in a general and administrative capacity.

Our loss from operations decreased $44,048 to $54,892 for the three months ended March 31, 2010 compared with a loss from operations of  $98,940 for the comparable period in 2009, as a result of the above factors.

For the three months ended March 31, 2010, there was $3,463 in realized gains on the sale of investments and $10,977 in unrealized gains from investments held at Ladenburg Thalmann.

Interest income increased $1,816 to $21,889 for the three months ended March 31, 2010 compared to $20,073 for the comparable period in 2009 due to the availability of working capital and addition of the note receivable.

Financial Condition, Liquidity and Capital Resources

We were formed in June 1995 and, since our formation, have raised approximately $76,449,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At March 31, 2010, approximately $40,000 in additional financing was provided through accounts payable, accrued expenses and other trade credit.

On January 29, 2009, Form 8-K was filed indicating that Mangosoft agreed to loan $600,000 to Plaintiff Holding XI LLC, a newly formed wholly owned subsidiary (the “Subsidiary”) of Plaintiff Funding Holding, Inc., d/b/a LawCash. Such loan is evidenced by a secured promissory note issued by the Subsidiary to Mangosoft having a term of one year and bearing interest at the rate of 14% per annum.

At March 31, 2010, we had a cash balance of $617,703 and working capital of approximately $1,695,094. We do not have any commercial commitments or off balance sheet financing. Our commitments are described in Note 8 in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, as filed on March 30, 2010.

We did not make any capital expenditures during the three months ended March 31, 2010.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any commercial commitments or off-balance sheet financing. Our commitments are described in Note 8 to our consolidated financial statements filed on Form 10-K for the period ended December 31, 2009, as reported to the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The accompanying unaudited consolidated financial statements include estimated fair value information as of March 31, 2010 as required by SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments.

CASH

The carrying amounts approximate fair market value at March 31, 2010.

NOTE RECEIVABLE

The carrying amounts approximate fair market value at March 31, 2010.

INVESTMENTS

The carrying amounts approximate fair market value at March 31, 2010.
In accordance with SFAS 159, the company is recording unrealized gains/(losses) on the Statement of Operations.

ITEM 4. CONTROLS AND PROCEDURES

At March 31, 2010, we had one employee and outsourced all functions. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Dennis Goett, Chief Executive Officer.

Our Chief Executive Officer and President, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(9)	Mangosoft, Inc. (OTC BB: MGOF.OB) Mangosoft Inc. announced the appointment of Dennis M. Goett as Chief Operating Officer and Chief Financial Officer of the Company as well as his election to the Board of Directors.
The Company also announced the transition of its offices to New York. The Company’s new mailing address is 108 Village Square, Suite 315, Somers, New York 10589. The telephone number for the new executive offices is 914-669-5333.

(10)	Effective December 31, 2009, the Company and Built Right Networks, LLC (“Built Right”) entered into a Hosting License Agreement. Under the terms of this new non-exclusive license, commencing January 1, 2010, Built Right will independently maintain, host and support the Company suite of software offerings and service the Company’s existing customers. Built Right will have the rights to and responsibility for these former client accounts and collect any and all fees related thereto. The Company retains all intellectual property rights. Built Right retains the right to use the Company’s trademarks under the terms of the hosting agreement and will maintain the Company’s web-site for the purposes of continuing these services.

(11)
Effective February 24, 2010, Selig Zises resigned his interim roles as Chairman and CEO of the Company. Dennis Goett replaces Mr. Zises as Chairman and CEO. At that same time, Elliott H. Singer and Joseph Luminoso, were elected to the Company’s Board of Directors. Mr. Singer brings experience in both corporate development and board service. He founded A+ Communications, a telecommunications company, and built it into a $100 million enterprise. He serves on two other boards; Neurologix Inc. and Ameritrans Capital Corporation and is a founding principal of Fairview Advisors, a middle market merchant bank. Mr. Luminoso is a seasoned software and services senior executive who manages Technical Solutions for 3Par, a manufacturer of systems and software for data storage and information management. He has a long history of successful IT management having previously served at SoftNet Technologies, NetApp and Computer Associates. Mr. Luminoso also served on the board of SoftNet Technologies.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2010	MANGOSOFT, INC.

/S/ Dennis Goett
Dennis Goett Chief Executive Officer