Form 10-Q
period 2010-06-30
MANGOSOFT INC
filed 2010-08-16
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-Q

☒                     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended June 30, 2010
Commission File Number: 000-30781

MANGOSOFT, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0543565
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

108 Village Square, Suite 315 Somers, NY	10589
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (914) 669-5333

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

As of August 15, 2010, 5,443,157 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

MANGOSOFT, INC. AND SUBSIDIARIES

INDEX

Page
PART I. FINANCIAL INFORMATION

ITEM 1 – Condensed Consolidated Financial Statements (Unaudited):

Balance Sheets as of June 30, 2010 and December 31, 2009	3
Statements of Operations for the Three Months Ended June 30, 2010 and 2009	4
Statements of Operations for the Six Months Ended June 30, 2010 and 2009	5
Statements of Cash Flows for the Six months Ended June 30, 2010 and 2009	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 4 – Controls and Procedures	15

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings	16

ITEM 6 – Exhibits and Reports on Form 8-K	17

Signature	20

Officer Certification

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$553,293	$677,581
Accounts receivable	709	2,677
Prepaid expenses	27,447	-
Note receivable - related party	600,000	600,000
Investments	459,284	502,312
Interest receivable	7,000	7,233
Total assets	$1,647,733	$1,789,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$-	$33,931
Other accrued expenses	17,445	45,215
Total current liabilities	17,445	79,146

Stockholders’ Equity:
Preferred stock - $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000	20	20
Common stock - $.001 par value, authorized 15,000,000 shares; issued and outstanding, 5,443,157 shares	5,443	5,443
Additional paid-in capital	90,930,406	90,927,406
Accumulated deficit	(89,305,581)	(89,222,212)
Total stockholders' equity	1,630,288	1,710,657
Total liabilities and stockholders' equity	$1,647,733	$1,789,803

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2010	2009

Service revenues	$—	$38,304
Costs and expenses:
Cost of services	—	42,648
General and administrative	98,865	55,380
Loss from operations	(98,865)	(59,724)
Investment income:
Dividend income	—	4,501
Gain on sale of investments	3,118	60,696
Unrealized investment gain	8,895	13,904
Interest income	22,046	23,713
Net investment income	34,059	102,814
Net income (loss)	$(64,806)	$43,090

Net income (loss) per share – basic and diluted	$(0.01)	$0.01

Weighted average shares outstanding – basic and diluted	5,443,157	5,443,157

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

Service revenues	$—	$92,277
Costs and expenses:
Cost of services	—	101,486
General and administrative	153,700	149,456
Loss from operations	(153,700)	(158,665)
Investment income:
Dividend income	—	4,501
Gain on sale of investments	6,580	60,696
Unrealized investment gain	19,816	1,746
Interest income	43,935	43,772
Net investment income	70,331	110,715
Net loss	$(83,369)	$(47,950)

Net loss per share – basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding – basic and diluted	5,443,157	5,443,157

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNADUDITED)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss	$(83,369)	$(47,950)
Adjustments to reconcile net loss to net cash used by operating activities:
Unrealized gain in marketable securities	(19,816)	(1,746)
Stock based compensation	3,000	—
Gain on sale of investments	-	(60,696)

Increase (decrease) in cash from the change in:
Accounts receivable	1,968	6,031
Prepaid expenses	(27,447)	—
Accounts payable	(33,931)	(152,577)
Other accrued expenses	(27,770)	(45,683)
Net cash used in operating activities	(187,365)	(302,621)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Note receivable	—	(600,000)
Interest receivable	233	(7,000)
Proceeds from sale of investments	62,844	155,086
Investments acquired	-	(585,844)
Net cash provided by (used in) investing activities	63,077	(1,037,758)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(124,288)	(1,340,379)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	677,581	1,982,192
CASH AND CASH EQUIVALENTS, END OF PERIOD	$553,293	$641,813

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	NONE	NONE
Cash paid for income taxes	NONE	NONE

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

As shown in the unaudited condensed consolidated financial statements, during the six months ended June 30, 2010 and 2009, the Company incurred net losses of $83,369 and $47,950 respectively. Cash used in operations during the six months June 30, 2010 and 2009 was $187,365 and $302,621, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

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

For the three and six months ended June 30, 2010 and the six months ended June 30, 2009, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been anti-dilutive.

3.	REVENUE RECOGNITION

The Company records revenue upon delivery if pervasive evidence of an arrangement exists, the price is fixed and determinable, and collection is probable. Revenue for sales to distributors is recognized upon sales to end users. Service revenue is recognized as services are performed.

During the six months ended June 30, 2010, there was no revenue recognized.

4.	STOCK-BASED COMPENSATION

As part of our compensation programs offered to our employees, we grant stock options. In addition, we have engaged third-party consultants and advisors and have compensated them in the form of stock options. The Company accounts for stock-based employee compensation arrangements based on estimated fair value.  Stock based compensation expense for the six months ended June 30, 2010 was $3,000 and for the year ended December 31, 2009 was $1,132.

The Company currently has one stock-based compensation plan, which is described more fully in Note 6 in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, as filed on March 31, 2010. As amended, this plan provides for the issuance of up to 750,000 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of June 30, 2010, there were 366,691 remaining options available for grant under this plan.

The Company records stock based compensation based on the estimated grant-date fair value.

In November 2009, 272,150 options were issued to Dennis M. Goett, President and Chief Executive Officer.  These options had a fair value at the date of grant of $0.12.

In February 2010 Options to purchase a total of 75,000 shares of common stock were issued to two of the Company’s directors. The estimated fair value of these options on the grant date is $0.17 and was determined using the Black-Scholes option pricing model. The assumptions used in the model were an estimated life of 6.25 years, volatility of 249%, dividend yield of 0.0% and a risk free interest rate of 3.14%.

In May 2010, 30,000 options were issued to Sean M. Gavin, Chief Financial Officer.  These options had a fair value at the date of grant of $0.20 and was determined using the Black-Scholes option pricing model. The assumptions used in the model were an estimated life of 6.25 years, volatility of 313%, dividend yield of 0.0% and a risk free interest rate of 2.69%.  There were no options exercised, forfeited or cancelled during the six months ended June 30, 2010.

5.	RELATED PARTY TRANSACTIONS

Note receivable – related party represents an amount pursuant to an agreement entered into on January 29, 2009. Under this agreement MangoSoft, Inc. (the “Company” or “MangoSoft”) agreed to loan $600,000 to Plaintiff Holding XI LLC, a newly formed wholly owned subsidiary (the “Subsidiary”) of Plaintiff Funding Holding, Inc., d/b/a LawCash (“LawCash”). Such $600,000 loan (the “Loan”) is evidenced by a secured promissory note issued by the Subsidiary to MangoSoft having a term of one (1) year and bearing interest at the rate of 14% per annum (the “MangoSoft Secured Note”). LawCash, through its various subsidiaries, is in the business of financing litigations, and the proceeds of the Loan will be used to fund various plaintiffs’ receivables in the normal course of LawCash’s business. The Subsidiary’s obligations with respect to the MangoSoft Secured Note are guaranteed by LawCash (the “LawCash Guarantee”), and in addition, Mr. Selig Zises has agreed to guarantee up to $120,000 of losses incurred by the Company in connection with the MangoSoft Secured Note (the “Loss Guaranty”). Each of the Company and LawCash are directly or indirectly controlled by Mr. Selig Zises and Mr. Jay Zises.

During the six months ended June 30, 2010, the Company paid consulting fees in the amount of $20,000 to the widow of Dale Vincent, a stockholder and sole employee and director of the Company until he passed away on April 22, 2009.

6.	INVESTMENTS

Investments include certain marketable securities with a fair value of $169,520 at June 30, 2010, which are held in a brokerage account. Fair value is determined for this investment using quoted prices in an active market. This pricing methodology applies to Level 1 investments in the fair value hierarchy.

Investments also include rights acquired during 2009 from Plaintiff Funding Holding, Inc., d/b/a LawCash (“LawCash”), for the sum of $451,000 (the “Purchase Price”).  Under the terms of the rights purchase agreement the Company acquired all of LawCash’s rights, title and interest in certain specified litigations that had been funded by LawCash (the “Cases”).  LawCash, through its various subsidiaries, is in the business of financing personal injury litigations, such as the Cases, and in connection therewith, receives a contingent interest in the proceeds of the potential recovery by a personal injury claimant or litigant.  In accordance with the bill of sale entered into in 2009 by the Company and LawCash pursuant to which the Company acquired the Cases (the “Bill of Sale”), LawCash will service the Cases pursuant to a master services agreement dated May 22, 2009 (the “Master Services Agreement”) and the Company is entitled to receive from the disposition of the Cases (i) the return of the Purchase Price, and (ii) a return on the Purchase Price of 14% per annum.  This investment, valued at $289,764 at June 30, 2010, is recorded at fair value using significant observable inputs other than quoted market prices and is considered to be level 2 investments in the fair value hierarchy.

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

Overview

We marketed, sold and supported Internet business software and services that improve the utility and effectiveness of Internet-based business applications. Our software solutions address the networking needs of small businesses, workgroups and large enterprises. Our products and services enhance the performance of PC networks and deliver improved service utilizing existing equipment. We no longer develop new software products or services. As of January 1, 2010, we entered into a hosting Licensing Agreement with Built Right Networks which transferred all existing customer accounts to Built Right Networks for their own account. The agreement grants a non-exclusive license to Built Right Networks for our Mangomind SM and fileTrust™ products. We are no longer actively marketing, selling or supporting these products on a direct basis. However, we have retained all intellectual property rights and intend to evaluate alternative business opportunities for our intellectual property.

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

fileTrust™ is an online data storage service. fileTrust™ users can access their stored files from any Internet-connected system. The fileTrust™ service complements our MangomindSM service by providing customers with a lower cost online storage system.

Costs and Expenses

Cost of services - Cost of services consist solely of the expenses we incur to administer and service the MangomindSM and fileTrust™ services. These expenses consist primarily of salaries and related personnel costs, the cost of our outsourced data center, the license royalties we pay to our e-security software provider for the encryption used in the MangomindSM service and the fees we pay to Built Right Networks to manage our billable services infrastructure. These costs will be recognized for the account of Built Right Networks or eliminated going forward under the terms of our Hosting Licensing Agreement.

During the six months ended June 30, 2010, there were no costs of service incurred by the Company.

Other Operating Expenses - General and administrative expenses consisted primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At June 30, 2010, there were no full time employees performing selling and marketing activities.

Reduction in Force – We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At June 30, 2010 we had three employees and outsourced most functions.

Results of Operations – Three Months Ended June 30, 2010 and 2009

There was no revenue for the three months ended June 30, 2010, as compared to $38,304 for the comparable period in 2009. The decrease was related to the new hosting agreement.  Revenue recognized during the three months ended June 30, 2009 consisted of $34,749 from the sale of the MangomindSM service and $3,555 from the sale of our fileTrust™ service.

There was no cost of service for the three months ended June 30, 2010, as compared to $42,648 for the comparable period in 2009. The decrease was related to the new hosting agreement.

For the three months ended June 30, 2010, other operating expenses including selling and marketing and general and administrative expenses increased $43,485 or 79% to $98,865 compared with $55,380 for the comparable period in 2009. The increase in other operating expenses was due primarily to an increase in work force.  For the three months ended June 30, 2010, we had three (3) full-time employees.  For the three months ended June 30, 2009, we had no employees and outsourced all functions.

Our loss from operations increased $39,141 to $98,865 for the three months ended June 30, 2010 compared with a loss from operations of $59,724 for the comparable period in 2009, as a result of the above factors.

For the three months ended June 30, 2010, there was $3,118 in realized gains on the sale of investments and $8,895 in unrealized gains from investments held at Ladenburg Thalmann. For the three months ended June 30, 2009, there was $60,696 in realized gains on the sale of investments, $4,501 in dividend income and $13,904 in unrealized gains from investments held at Ladenburg Thalmann.

Interest income decreased $1,667 to $22,046 for the three months ended June 30, 2010 compared to $23,713 for the comparable period in 2009 due to the availability of working capital and addition of the note receivable.

Results of Operations – Six Months Ended June 30, 2010 and 2009

      There was no revenue for the six months ended June 30, 2010, as compared to $92,277 for the comparable period in 2009.  The decrease was related to the new hosting agreement.  Revenue recognized during the three months ended June 30, 2009 consisted of $85,949 from the sale of our MangomindSM service and $6,328 from the sale of our fileTrust™.

There was no cost of service for the six months ended June 30, 2010, as compared to $101,486 for the comparable period in 2009. The decrease was related to the new hosting agreement.

For the six months ended June 30, 2010, other operating expenses including selling and marketing and general and administrative expenses increased $4,244 or 2.8% to $153,700 compared with $149,456 for the comparable period in 2009. The net increase in other operating expenses was due primarily to an increase in consulting and D&O insurance expenses of $13,000 and $8,000 respectively, partially offset by a decrease in payroll and related expenses of $13,000 and a decrease in travel and entertainment expenses of $7,000. For the six months ended June 30, 2010, we had three (3) full-time employees. During the six months ended June 30, 2009, we began outsourcing all functions.

Our loss from operations decreased $4,965 to $153,700 for the six months ended June 30, 2010 compared with a loss from operations of $158,665 for the comparable period in 2009 as a result of the above factors.

For the six months ended June 30, 2010, there was $6,580 in realized gains on the sale of investments and $19,816 in unrealized gains from investments held at Ladenburg Thalmann. For the six months ended June 30, 2009, there was $60,696 in realized gains on the sale of investments, $4,501 in dividend income and $1,746 in unrealized gains from investments held at Ladenburg Thalmann.

      Interest income increased $163 to $43,935 for the six months ended June 30, 2010 compared to $43,772 for the comparable period in 2009 due to the availability of working capital and the note receivable.

Financial Condition, Liquidity and Capital Resources

We were formed in June 1995 and, since our formation, have raised approximately $76,449,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At June 30, 2010, approximately $17,000 in additional financing was provided through accounts payable, accrued expenses and other trade credit.

On January 29, 2009, Form 8-K was filed indicating that MangoSoft agreed to loan $600,000 to Plaintiff Holding XI LLC, a newly formed wholly owned subsidiary (the “Subsidiary”) of Plaintiff Funding Holding, Inc., d/b/a LawCash. Such loan is evidenced by a secured promissory note issued by the Subsidiary to MangoSoft having a term of one year and bearing interest at the rate of 14% per annum. The loan was renewed on January 29, 2010 with a term of one year and bearing interest at the rate of 14% per annum.

At June 30, 2010, we had a cash balance of $553,293 and working capital of approximately $1,630,288. We do not have any commercial commitments or off balance sheet financing. Our commitments are described in Note 8 in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, as filed on March 30, 2010.

We did not make any capital expenditures during the three months ended June 30, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

At June 30, 2010, we had three employees and outsourced most functions. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Dennis Goett, Chief Executive Officer.

Our Chief Executive Officer and President and our Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than the routine litigation occurring in the normal course of operations, to which we are party or of which any of our properties are subject.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Number	Description of Exhibit
2.1	Agreement and Plan of Merger by and among First American Clock Co., MangoSoft Corporation and MangoMerger Corp., dated as of August 27, 1999. (1)

3.1	Articles of Incorporation, as amended. (2)

3.2	By-laws. (2)

4.1	Rights Plan. (6)

10	Lease of Westborough Office Park, Building Five, dated November 10, 1995. (3)

14	Code of Ethics. (7)

21	Subsidiary of the Registrant. (2)

31.1	Certification of Chief Executive Officer required by Rule 13a 14(a) or Rule 15-d14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a 14(a) or Rule 15-d14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	1999 Incentive Compensation Plan, as amended and restated on May 1, 2000. (1)

99.2	Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (1)

99.3	Form of Warrant Agreement. (1)

99.4	Asset Purchase Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)

99.5	Warrant Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)

99.6	Information Management Services Agreement, dated September 30, 2002, between MangoSoft, Inc. and Built Right Networks LLC. (5)

99.7	Rights Agreement, dated March 14, 2003, between MangoSoft, Inc. and Interwest Transfer Co., Inc. (6)

(1)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.

(2)	Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby incorporated by reference thereto.

(3)	Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.

(4)	Filed as an exhibit to our Quarterly Report filed August 14, 2002 for the quarter ended June 30, 2002 and hereby incorporated by reference thereto.

(5)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 30, 2002 and hereby incorporated by reference thereto.

(6)	Filed as an exhibit to our Current Report on Form 8-K for an event dated March 21, 2003, as amended on July 25, 2003, and hereby incorporated by reference thereto.

(7)	Filed as an exhibit to our Annual Report filed on March 26, 2004 for the year ended December 31, 2003 and hereby incorporated by reference thereto.

(b)  Reports on Form 8-K:

(1)	On January 22, 2008, Form 8-K was filed indicating that its Board of Directors has extended the expiration date of its previously announced rights offering from January 29, 2008 to February 18, 2008.

(2)	On January 29, 2008, Form 8-K was filed indicating that its Board of Directors has extended the expiration date of its previously announced rights offering from February 18, 2008 to February 19, 2008.

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

(5)
On December 4, 2008, Form 8-K was filed indicating that MangoSoft, Inc. entered into an agreement to settle its patent litigation with Skype Technologies SA, Skype Software SARL and eBay Inc. titled MangoSoft Intellectual Property, Inc. V. Skype Technologies, S.A. et al., Civil Action No. 2:06CV-390 TJW, which was pending in the United States District Court for the Eastern District of Texas. Under the terms of the Agreement, eBay and its affiliates and subsidiaries will receive a non-exclusive license to all of the patents or patent applications now owned by the Company, or in which the Company has a controlling interest, for a onetime fee in the amount of $2,300,000. The Agreement also provides for general releases and dismisses the existing litigation between the parties.

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

(12)	On June 17, 2010, MangoSoft, Inc. (the “Company”) announced the appointment of Sean M. Gavin as its Chief Financial Officer effective May 24, 2010. Mr. Gavin is a seasoned executive with a strong background in finance, investments, internal audit, analytics and strategic planning and is a Chartered Financial Analyst. With this appointment, Dennis M. Goett, the Company’s Chairman and CEO, relinquishes his position as CFO of the Company.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2010	MANGOSOFT, INC.

/S/ Dennis M. Goett
Dennis M. Goett Chief Executive Officer

August 16, 2010	MANGOSOFT, INC.

/S/ Sean M. Gavin
Sean M. Gavin Chief Financial Officer