Form 10-Q
period 2010-09-30
MANGOSOFT INC
filed 2010-11-15
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-Q

☒                      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended September 30, 2010
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

As of November 15, 2010, 5,443,157 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

MANGOSOFT, INC. AND SUBSIDIARIES

INDEX

Page
PART I. FINANCIAL INFORMATION

ITEM 1 – Condensed Consolidated Financial Statements (Unaudited):

Balance Sheets as of September 30, 2010 and December 31, 2009	3
Statements of Operations for the Three Months Ended September 30, 2010 and 2009	4
Statements of Operations for the Nine Months Ended September 30, 2010 and 2009	5
Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 4 – Controls and Procedures	15

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings	16

ITEM 6 – Exhibits and Reports on Form 8-K	17

Signature	20

Officer Certification

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$460,031	$677,581
Accounts receivable	708	2,677
Prepaid expenses	27,558	-
Note receivable - related party	600,000	600,000
Investments	471,624	502,312
Interest receivable	7,000	7,233
Total assets	$1,566,921	$1,789,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$-	$33,931
Other accrued expenses	34,257	45,215
Total current liabilities	34,257	79,146

Stockholders’ Equity:
Preferred stock - $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000	20	20
Common stock - $.001 par value, authorized 15,000,000 shares; issued and outstanding, 5,443,157 shares	5,443	5,443
Additional paid-in capital	90,930,406	90,927,406
Accumulated deficit	(89,403,205)	(89,222,212)
Total stockholders' equity	1,532,664	1,710,657
Total liabilities and stockholders' equity	$1,566,921	$1,789,803

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2010	2009

Service revenues	$—	$29,101
Costs and expenses:
Cost of services	—	34,150
General and administrative	142,959	48,393
Loss from operations	(142,959)	(53,442)
Investment income:
Dividend income	—	3,306
Gain on sale of investments	—	22,273
Unrealized investment gain	23,180	30,094
Interest income	22,155	22,725
Net investment income	45,335	78,398
Net income (loss)	$(97,624)	$24,956

Net income (loss) per share – basic and diluted	$(0.02)	$0.01

Weighted average shares outstanding – basic and diluted	5,443,157	5,443,157

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009

Service revenues	$—	$121,379
Costs and expenses:
Cost of services	—	135,299
General and administrative	296,660	198,186
Loss from operations	(296,660)	(212,106)
Investment income:
Dividend income	—	7,807
Gain on sale of investments	6,580	82,969
Unrealized investment gain	42,996	31,826
Interest income	66,091	66,511
Net investment income	115,667	189,113
Net loss	$(180,993)	$(22,993)

Net loss per share – basic and diluted	$(0.03)	$(0.01)

Weighted average shares outstanding – basic and diluted	5,443,157	5,443,157

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNADUDITED)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss	$(180,993)	$(22,993)
Adjustments to reconcile net loss to net cash used by operating activities:
Unrealized gain in marketable securities	(42,996)	(31,899)
Gain on sale of investments	—	(82,969)
Stock-based compensation	3,000	-

Increase (decrease) in cash from the change in:
Accounts receivable	1,969	10,318
Prepaid expenses	(27,558)	—
Accounts payable	(33,931)	(153,177)
Other accrued expenses	(10,954)	(59,021)
Net cash used in operating activities	(291,463)	(339,741)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Note receivable	—	(600,000)
Interest receivable	233	(7,000)
Proceeds from sale of investments	73,680	330,186
Investments acquired	—	(726,982)
Net cash provided by (used in) investing activities	73,913	(1,003,796)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(217,550)	(1,343,537)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	677,581	1,982,192
CASH AND CASH EQUIVALENTS, END OF PERIOD	$460,031	$638,655

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	NONE	NONE
Cash paid for income taxes	NONE	NONE

See notes to the unaudited condensed consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

As of January 1, 2010, we entered into a Hosting Licensing Agreement with Built Right Networks (Built Right) under which Built Right provides our software and services to existing MangoSoft customers and new Built Right customers for their own account. Built Right will provide services, maintain the software offering and manage the existing MangoSoft website for the benefit of their customers. MangoSoft retains all intellectual property rights for its software including MangomindSM and fileTrust. The Hosting Licensing Agreement grants a non-exclusive license to Built Right and is cancelable under certain conditions. The Company has not derived any revenue under the Hosting License Agreement during the nine months ended September 30, 2010, nor does the Company expect to receive any revenue under the Hosting License Agreement in the near future. Accordingly, in the Company's view it has been determined that the Hosting License Agreement is not material. We are evaluating alternate applications for our intellectual property. We believe that the current offerings did not provide sufficient growth opportunity for the Company and were more suited to companies such as Built Right with active technology service business models.

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

As shown in the unaudited condensed consolidated financial statements, during the nine months ended September 30, 2010 and 2009, the Company incurred net losses of $180,993 and $22,993 respectively. Cash used in operations during the nine months September 30, 2010 and 2009 was $291,463 and $339,741, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

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

For the three and nine months ended September 30, 2010 and the nine months ended September 30, 2009, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been anti-dilutive.

3.	REVENUE RECOGNITION

The Company records revenue upon delivery if pervasive evidence of an arrangement exists, the price is fixed and determinable, and collection is probable. Revenue for sales to distributors is recognized upon sales to end users. Service revenue is recognized as services are performed.

During the nine months ended September 30, 2010, there was no revenue recognized.

4.	STOCK-BASED COMPENSATION

As part of our compensation programs offered to our employees, we grant stock options. In addition, we have engaged third-party consultants and advisors and have compensated them in the form of stock options. The Company accounts for stock-based employee compensation arrangements based on estimated fair value.  Stock based compensation expense for the nine months ended September 30, 2010 was $3,000 and for the year ended December 31, 2009 was $1,132.

The Company currently has one stock-based compensation plan, which is described more fully in Note 6 in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, as filed on March 31, 2010. As amended, this plan provides for the issuance of up to 1,046,296 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant. As of September 30, 2010, there were 662,987 remaining options available for grant under this plan.

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

In May 2010, 30,000 options were issued to Sean M. Gavin, Chief Financial Officer.  The estimated fair value of these options on the date of grant is $0.20 and was determined using the Black-Scholes option pricing model. The assumptions used in the model were an estimated life of 6.25 years, volatility of 313%, dividend yield of 0.0% and a risk free interest rate of 2.69%.

There were no options exercised, forfeited or cancelled during the nine months ended September 30, 2010.

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

During the nine months ended September 30, 2010, the Company paid consulting fees in the amount of $20,000 to the widow of Dale Vincent, a stockholder and sole employee and director of the Company until he passed away on April 22, 2009.

6.	INVESTMENTS

Investments include certain marketable securities with a fair value of $189,360 at September 30, 2010, which are held in a brokerage account. Fair value is determined for this investment using quoted prices in an active market. This pricing methodology applies to Level 1 investments in the fair value hierarchy.

Investments also include rights acquired during 2009 from Plaintiff Funding Holding, Inc., d/b/a LawCash (“LawCash”), for the sum of $451,000 (the “Purchase Price”).  Under the terms of the rights purchase agreement the Company acquired all of LawCash’s rights, title and interest in certain specified litigations that had been funded by LawCash (the “Cases”).  LawCash, through its various subsidiaries, is in the business of financing personal injury litigations, such as the Cases, and in connection therewith, receives a contingent interest in the proceeds of the potential recovery by a personal injury claimant or litigant.  In accordance with the bill of sale entered into in 2009 by the Company and LawCash pursuant to which the Company acquired the Cases (the “Bill of Sale”), LawCash will service the Cases pursuant to a master services agreement dated May 22, 2009 (the “Master Services Agreement”) and the Company is entitled to receive from the disposition of the Cases (i) the return of the Purchase Price, and (ii) a return on the Purchase Price of 14% per annum.  This investment, valued at $282,264 at September 30, 2010, is recorded at fair value using significant observable inputs other than quoted market prices and is considered to be level 2 investments in the fair value hierarchy.

The Company received $7,500 and $52,767 during the three and nine months ended September 30, 2010, respectively, and $88,705 during both the three and nine months ended September 30, 2009 in 2009 representing a return on this investment.

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

Overview

We marketed, sold and supported Internet business software and services that improve the utility and effectiveness of Internet-based business applications. Our software solutions address the networking needs of small businesses, workgroups and large enterprises. Our products and services enhance the performance of PC networks and deliver improved service utilizing existing equipment. We no longer develop new software products or services. As of January 1, 2010, we entered into a hosting Licensing Agreement with Built Right Networks which transferred all existing customer accounts to Built Right Networks for their own account. The agreement grants a non-exclusive license to Built Right Networks for our MangomindSM and fileTrust™ products. We are no longer actively marketing, selling or supporting these products on a direct basis. However, we have retained all intellectual property rights and intend to evaluate alternative business opportunities for our intellectual property.

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

During the nine months ended September 30, 2010, there were no costs of service incurred by the Company.

Other Operating Expenses - General and administrative expenses consisted primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At September 30, 2010, there were no full time employees performing selling and marketing activities.

Reduction in Force – We have reduced our work force on four occasions since April 23, 2001 due to adverse economic conditions and our need to conserve capital. At September 30, 2010 we had three employees and outsourced most functions.

Results of Operations – Three Months Ended September 30, 2010 and 2009

There was no revenue for the three months ended September 30, 2010, as compared to $29,101 for the comparable period in 2009. The decrease was related to the new hosting agreement.  Revenue recognized during the three months ended September 30, 2009 consisted of $26,410 from the sale of the MangomindSM service and $2,691 from the sale of our fileTrust™ service.

There was no cost of service for the three months ended September 30, 2010, as compared to $34,150 for the comparable period in 2009. The decrease was related to the new hosting agreement.

For the three months ended September 30, 2010, other operating expenses including selling and marketing and general and administrative expenses increased $94,566 or 195% to $142,959 compared with $48,393 for the comparable period in 2009. The increase in other operating expenses was due to an increase in work force and professional fee expense.  For the three months ended September 30, 2010, we had three (3) full-time employees.  For the three months ended September 30, 2009, we had no employees and outsourced all functions.

Our loss from operations increased $89,517 to $142,959 for the three months ended September 30, 2010 compared with a loss from operations of $53,442 for the comparable period in 2009, as a result of the above factors.

For the three months ended September 30, 2010, there were no realized gains recognized from the sale of investments and $23,180 in unrealized gains from investments held at Ladenburg Thalmann. For the three months ended September 30, 2009, there was $22,273 in realized gains on the sale of investments, $3,306 in dividend income and $30,094 in unrealized gains from investments held at Ladenburg Thalmann.

Interest income decreased $570 to $22,155 for the three months ended September 30, 2010 compared to $22,725 for the comparable period in 2009 due to the availability of working capital.

Results of Operations – Nine Months Ended September 30, 2010 and 2009

There was no revenue for the nine months ended September 30, 2010, as compared to $121,379 for the comparable period in 2009.  The decrease was related to the new hosting agreement.  Revenue recognized during the three months ended September 30, 2009 consisted of $112,360 from the sale of our MangomindSM service and $9,019 from the sale of our fileTrust™.

There was no cost of service for the nine months ended September 30, 2010, as compared to $135,299 for the comparable period in 2009. The decrease was related to the new hosting agreement.

For the nine months ended September 30, 2010, other operating expenses including selling and marketing and general and administrative expenses increased $98,474 or 50% to $296,660 compared with $198,186 for the comparable period in 2009. The net increase in other operating expenses was due primarily to an increase in payroll expenses and professional fees. For nine months ended September 30, 2010, we had three (3) full-time employees. During the nine months ended September 30, 2009, we were outsourcing all functions.

Our loss from operations increased $84,554 to $296,660 for the nine months ended September 30, 2010 compared with a loss from operations of $212,106 for the comparable period in 2009 as a result of the above factors.

For the nine months ended September 30, 2010, there was $6,580 in realized gains on the sale of investments and $42,996 in unrealized gains from investments held at Ladenburg Thalmann. For the nine months ended September 30, 2009, there was $82,969 in realized gains on the sale of investments, $7,807 in dividend income and $31,826 in unrealized gains from investments held at Ladenburg Thalmann.

      Interest income decreased $420 to $66,091 for the nine months ended September 30, 2010 compared to $66,511 for the comparable period in 2009 due to the availability of working capital.

Financial Condition, Liquidity and Capital Resources

We were formed in June 1995 and, since our formation, have raised approximately $76,449,000 in financing from private placements of debt and equity securities. In addition to the financing we received through the sale of our securities, we have, at times, depended upon loans from stockholders and directors and credit from suppliers to meet interim financing needs. Borrowings from stockholders and directors have generally been refinanced with new debt instruments or converted into additional equity. At September 30, 2010, approximately $34,000 in additional financing was provided through accounts payable, accrued expenses and other trade credit.

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

At September 30, 2010, we had a cash balance of $460,031 and working capital of approximately $1,532,664. We do not have any commercial commitments or off balance sheet financing. Our commitments are described in Note 8 in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, as filed on March 30, 2010.

We did not make any capital expenditures during the three and nine months ended September 30, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

At September 30, 2010, we had three employees and outsourced most functions. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Dennis Goett, Chief Executive Officer.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(9)
MangoSoft, Inc. (OTC BB: MGOF.OB) announced the appointment of Dennis M. Goett as Chief Operating Officer and Chief Financial Officer of the Company as well as his election to the Board of Directors. The Company also announced the transition of its offices to New York. The Company’s new mailing address is 108 Village Square, Suite 315, Somers, New York 10589. The telephone number for the new executive offices is 914-669-5333.

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

November 15, 2010	MANGOSOFT, INC.

/S/ Dennis M. Goett
Dennis M. Goett
Chief Executive Officer

November 15, 2010	MANGOSOFT, INC.

/S/ Sean M. Gavin
Sean M. Gavin
Chief Financial Officer