Form 10-K
period 2010-12-31
MANGO CAPITAL INC
filed 2011-03-31
CIK 947969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

As of March 31, 2011, there were 5,643,157 shares of common stock outstanding.

MANGOSOFT, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

We recently completed the acquisition of Structured Settlement Investments, L.P., a Delaware limited partnership, that originates, purchases and resells structured settlements from beneficiaries of insurance, litigation and lottery awards.  The partnership recently re-branded itself using the d/b/a of Aspyre Settlement Funding.  We intend to file for incorporation of the company into Aspyre Settlement Funding, Inc. as a wholly-owned subsidiary of the Company.

We are evaluating alternate applications for our intellectual property. We believe that the current offerings did not provide sufficient growth opportunity for the Company.  As of January 1, 2010, we entered into a Hosting Licensing Agreement with Built Right Networks (“Built Right”) under which Built Right  provides our software and services to existing MangoSoft customers and new Built Right customers for their own account. Built Right will provide services, maintain the software offering and manage the existing MangoSoft website for the benefit of their customers. MangoSoft retains all intellectual property rights for its software including Mangomind SM and fileTrust SM. The Hosting Licensing Agreement grants a non-exclusive license to Built Right and is cancelable under certain conditions.

BUSINESS STRATEGY

Structured Settlement Business:
The structured settlement investment business provides liquidity to beneficiaries in the form of cash purchases of future payments to which the sellers are entitled as successful plaintiffs in personal injury, medical malpractice or other litigations.  Structured settlements refer to a contract between a plaintiff and defendant whereby the plaintiff agrees to settle a lawsuit (usually a personal injury, product liability or medical malpractice claim) in exchange for periodic payments over time.  A defendant’s payment obligation with respect to a structured settlement is usually assumed by a casualty insurance company.  This payment obligation is then satisfied by the casualty insurer through the purchase of an annuity from an insurance company which provides a high credit quality stream of payments to the plaintiff.

Recipients of structured settlements are permitted to sell their deferred payment streams pursuant to state statutes that require certain disclosures, notice to the obligors and state court approval.  Through such sales, we purchase a certain number of fixed, scheduled future settlement payments on a discounted basis in exchange for a single lump sum payment, thereby serving the liquidity needs of structured settlement holders.  Upon completion of the execution of a contract with the seller and completion of due diligence on the transaction, we arrange a commitment to purchase the payment stream from a third party investor. This allows us to fund the transaction and resell it in a short time frame after acquisition. This short cash-to-cash cycle mitigates the balance sheet risk of holding such assets and reduces the liquidity risk in our structured settlement business segment.

Technology Business:
We no longer develop new software products or services. We discontinued the direct marketing, sale and support of our software services as of January 1, 2010. Our strategy includes seeking strategic business partnerships and distribution channels to leverage our patented technology as well as seeking profitable businesses in which our intellectual property will provide opportunity for profitability. We will also seek business opportunities in which third party technology solutions will provide opportunities for revenue diversification and growth and improved operations and profits. All of our business operations are overseen by our executive officers and our Board of Directors, who utilize third party contractors, as required, to implement the Company’s business strategy.

COMPETITION

Structured Settlement Business:
There are a number of competitors in the structured settlement market.  Competition in the structured settlement market is primarily based upon marketing, referrals and quality of customer service.  Competitors in the structured settlement market are J.G. Wentworth & Company, Inc., Peachtree Settlement Funding, Imperial Holdings, Inc., Novation Capital LLC (a subsidiary of Encore Financial Services), Settlement Capital and Stone Street Capital.  The Company is unable to determine the competition it will encounter going forward. There are no assurances that its business will not be faced with considerable competitive pressures.

PRODUCTS & SERVICES

Structured Settlement Business:
We originate, purchase and resell structured settlements from beneficiaries of insurance, litigation and lottery awards.  Recipients of structured settlements are permitted to sell their deferred payment streams pursuant to state statutes that require certain disclosures, notice to the obligors and state court approval.  Through such sales, we purchase a certain number of fixed, scheduled future settlement payments on a discounted basis in exchange for a single lump sum payment, thereby serving the liquidity needs of structured settlement holders.  We resell the purchased deferred payment stream to investors generating a transactional profit or spread.

Technology Business (Discontinued in 2010):
Our core technology includes our patented, peer-to-peer clustering technology, originally marketed as Pooling. This technology combines memory and disk resources of multiple systems on a network into a coherent shared resource, featuring an efficient distributed directory, dynamic data movement and data replication. To date, we have been granted nine patents.

MangoSoft’s software and services make the Internet a better place for business. Our former customers, now customers of Built Right under the terms of our Hosting Licensing Agreement, use Mangomind SM to easily and securely connect with remote colleagues, clients and partners around the world. In doing so, Mangomind SM enables its users to make smarter and faster business decisions. Mangomind SM provides the secure file sharing benefits of a virtual private network (“VPN”) without additional hardware and configuration complexities.

Mangomind SM is an adaptation of our patented Pooling technology that delivers an easy-to-use virtual file service for the Internet. Mangomind SM combines the familiarity of Windows applications with the power of the Internet to deliver a secure means for multiple users to access, share and store important business files. Mangomind SM is sold as both a service and a standalone software product. The Mangomind SM service provides the security of a VPN without the additional hardware and configuration complexities. This virtual file service is hosted by a leading provider of complex Internet services and provides the familiar interface of a shared network drive. The Mangomind SM product was sold as a software license and the typical sale includes installation, training and extended support services. The Mangomind SM product is intended for the enterprise customer.

Mangomind SM facilitates business-to-business communications featuring simultaneous, multi-user file access, online workgroup collaboration, robust security and data encryption, file access permissions, Windows integration, offline synchronized access and customer support and service.

fileTRUST SM is an online data storage service. fileTRUST SM users can access their stored files from any Internet-connected system. The fileTRUST SM service complements our Mangomind SM service by providing our customers with a lower cost online storage system.

MARKETING AND SALES

Structured Settlement Business:
We use direct mail and pay-per-click to generate in-bound telephone and internet inquiries.  Also, we have a database of structured settlement leads which provides a pipeline of purchasing opportunities.  We intend to run a national television marketing campaign to generate in-bound telephone and internet inquiries in the near future.

PRODUCT SUPPORT

Technology Business:
All product support was outsourced to a third party, Built Right Networks.

CONCENTRATIONS

There were no concentrations of credit risk at December 31, 2010.

INTELLECTUAL PROPERTY

To date, we have been granted nine patents as follows: (i) Shared Memory Computer Networks (November 14, 2000); (ii) Structured Data Storage Using Globally Addressable Memory (June 29, 1999); (iii) System and Method for Providing Highly Available Data Storage Using Globally Addressable Memory (June 1, 1999); (iv) Remote Access and Geographically Distributed Computers in a Globally Addressable Storage Environment (November 16, 1999); (v) Shared Client-Side Web Caching Using Globally Addressable Memory (February 15, 2000); (vi) Internet-Based Shared File Service With Native PC Client Access and Semantics and Distributed Access Control (November 1, 2000); (vii) Dynamic Directory Service (November 11, 2003); (viii) Distributed Virtual Web Cache Implemented Entirely in Software (July 6, 2004); and (ix) Internet-Based Shared File Service With Native PC Client Access And Semantics (June 6, 2006).  Our patents cover aspects of our peer-to-peer clustering technology, Cachelink and Mangomind SM. We also own trademarks on “MangoSoft” and our “Curved Bands” logo. In addition, we also own service marks on “MangoSoft”, “Mangomind” and “fileTRUST.”

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

EMPLOYEES

At December 31, 2010, we had eight employees and outsourced our legal, accounting and payroll functions.

ITEM 1A. RISK FACTORS

We Have a Limited Operating History and Substantial Cumulative Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $89,658,931 as of December 31, 2010. For the years ended December 31, 2010 and 2009, our loss from operations was $(602,580), and $(293,073), respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

We Will Need Additional Financing.

We may require additional capital to finance our future operations. We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise.

Our Success Depends on Our Ability to Develop Current and New Business Opportunities.

While the Company did identify, evaluate and invest in an alternative business opportunity in 2010, there is no assurance that revenues from this new opportunity will exceed expenses.  The Company continues to seek other new business opportunities but has made no commitments to date.  The Company also continues to investigate new business opportunities utilizing our intellectual property.

There is no assurance that we will be successful in developing our newly acquired structured settlement business or finding and developing additional alternative business opportunities or opportunities for use of our intellectual property.

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

We May Not Be Successful in Identifying New Markets, Adapting Our Intellectual Property to Other Products or Developing and Marketing New Products.

Our technology and structured settlement business lines are subject to rapid changes in their respective marketplaces. We can provide no assurances that research and development by competitors will not render our technology and settlement services obsolete or non-competitive. We are evaluating the strategic value of our intellectual property and are actively seeking alternative applications for these assets. We can provide no assurances that we will be successful in identifying new markets, adapting our intellectual property to products that address such markets and/or developing and marketing new products in such a manner as to be effective against our competition. If our technology and brand is rendered obsolete or we are unable to develop new products and services to compete effectively, our business, operating results and financial condition may be materially and adversely affected.

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

We Have Limitations On The Effectiveness Of Our Internal Controls.

We have eight full-time employees. The employees are engaged in sales management and general and administrative capacities. A complete set of internal controls is not possible in an organization of this size. Management does not expect that its disclosure controls or its internal controls will prevent all errors and intentional misrepresentations. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the organization have been detected.

Fluctuations in Discount Rates or Interest Rates May Decrease Our Margin on Structured Settlement Transactions.

Our profitability is directly affected by levels of, and fluctuations in, interest rates. Such profitability is largely determined by the difference, or “spread,” between the discount rate at which we purchase the structured settlements and the discount rate at which we can resell these assets or the interest rate at which we can finance those assets. We may not be able to continue to purchase structured settlements at current or historical discount rates. Structured settlements are purchased at effective yields which are fixed, while rates at which structured settlements are sold are generally a function of the prevailing market rates. As a result, decreases in the discount rate at which we purchase structured settlements or increases in interest rates for the purchaser could have a material adverse effect on our spread yield on structured settlement transactions by narrowing the margin, which could have a negative material adverse effect on our business, financial condition and results of operations.

The Insolvency of an Annuity Provider Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations.

The insolvency of one or more annuity providers could adversely affect the Company’s ability to fund structured settlement transactions going forward.

Currently, the Company does not hold any structured settlements for its own account.  The Company finds an investor to which it can sell the structured settlement while negotiating the transaction purchase details with the annuity holder.  By pre-arranging both the purchase and sale of structured settlements, the Company mitigates its exposure to the potential insolvency of any annuity provider. Also, the Company makes no representations, warranties and gives no guarantees in connection with its sale of an annuity on the viability of the underlying annuity provider.

Ability to Keep Our List of Structured Settlement Holders Private.

We do not believe that there are any readily available lists of holders of structured settlements, which makes brand awareness critical to growing market share. We use marketing to generate in-bound telephone and internet inquiries and we have built a proprietary database of clients and prospective clients.  If the identities of structured settlement holders were to become readily available to our competitors or to the general public, we could face increased competition and the value of our proprietary database would be diminished, which would have a material negative effect on our structured settlement business, financial condition and results of operations.

Adverse Judicial Developments.

Adverse judicial developments have occasionally occurred in the structured settlement industry, especially with regard to anti-assignment concerns and issues associated with non-disclosure of material facts and associated misconduct.  Court decisions could have a negative effect on the structured settlement industry by casting doubt on the ability of a structured settlement holder to sell portions of the payment streams. Any adverse judicial developments, casting doubt about such laws and regulations, could materially and adversely affect our investments in structured settlements.

Adverse Developments in the Credit Markets.

During the 2008 collapse of the credit markets, the Company’s banks raised rates for financing and subsequently withdrew credit availability.  Subsequently the Company identified private investors to purchase structured settlement transactions from the Company.  In the event of future dislocations in the credit markets, there is no assurance that the Company would have sufficient investors willing to purchase transactions, which would have a material negative effect on our structured settlement business, financial condition and results of operations.

Inability to Find New Third-Party Purchasers.

We have built a proprietary database of buyers of structured settlements.  If the Company’s growth increases at a higher rate than the current pool of purchaser’s ability to purchase assets, then the lack of a third-party buyer for the assets would have a material negative effect on our structured settlement business, financial condition and results of operations.  The Company cannot assure that it will be able to source new purchasers as the business grows.

New and Increased Competition.

There are a number of structured settlement companies in the marketplace.  Many of our competitors are larger and possess considerably greater financial, marketing, management and other resources than we do.  With low barriers to entry, the business could also prove attractive to new entrants.  As a consequence, competition may increase.  In addition, existing competitors may increase their market penetration and purchasing activities.  Increased competition could result in reduced origination volume, reduced discount rates and/or other fees, each of which could materially adversely affect our revenue, which would have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2010 the Company does not have any unresolved Staff Comments.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2010 the Company does not own any property.  We currently lease office space for our wholly owned subsidiary, Structured Settlement Investments, L.P., located at 4629 State Road, Drexel Hill, PA 19026 from an unaffiliated party under a lease which expired on January 31, 2011.  The Company is currently renting this facility on a month-to-month basis as it investigates its options to either renew its current lease or relocate its operations to a new facility.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

On December 17, 2010, there was an action by Majority Written Consent of the shareholders approving the change in the name of the Company to Mango Capital, Inc. and adopting a stock option plan, without a formal meeting and without prior notice and  in lieu of an annual meeting.   Pursuant to SEC requirements, the Company filed Form 14C in connection with the Majority Written Consent as well as a direct mailing of the 14C to all shareholders of record as December 17, 2010.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) Market Information

Our common stock, $0.001 par value, began trading in October 1999 on the Over-The-Counter Bulletin Board Market (“OTCBB”) under the symbol “MGNX.” Effective March 7, 2003, our common stock began trading under the symbol “MGOF.” Effective February 17, 2011 our common stock began trading under the symbol “MCAP.”

The following sets forth the high and low closing prices for each calendar quarter in which trading occurred during the last two fiscal years. Such quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions:

2010	High	Low
First Quarter	$0.64	$0.12
Second Quarter	0.20	0.20
Third Quarter	1.00	0.10
Fourth Quarter	0.87	0.10

2009	High	Low
First Quarter	$0.25	$0.06
Second Quarter	0.27	0.10
Third Quarter	0.23	0.11
Fourth Quarter	0.20	0.11

(B) Holders

As of December 31, 2010, there were approximately 1,100 holders of record of our common stock. This number includes stockholders for whom shares were held in a “nominee” or “street name.”

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

(D) Securities Authorized for Issuance Under Equity Compensation Plans

The Company's 1999 Incentive Compensation Plan expired on or about September 7, 2009 (the "1999 Plan").  During the year ended December 31, 2010, the Company issued issued options to certain officers and directors of the Company an aggregate of 377,150 options to purchase shares of the Company.  At the time of the issuances, management was unaware that the 1999 Plan had expired.  All such issuances have been reported on the Company's financial statements as reported on the Company's Forms 10-Q and 10-K.  Those issuances have been effectively cancelled and any stock compensation previously reported associated with the 2009 grants has been reversed.  The Company intends to effectuate a new stock incentive plan and reissue the grants that have been cancelled.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Annual Report on Form 10-K, including under “Risk Factors.” You should read the following discussion and analysis together with our condensed consolidated financial statements for the periods specified and the related notes included herein. Further reference should be made to our Annual Report on Form 10-K for the period ended December 31, 2010 filed with the Securities and Exchange Commission.

OVERVIEW

Structured Settlement Business:
The structured settlement investment business provides liquidity to beneficiaries in the form of cash purchases of future payments to which the sellers are entitled as successful plaintiffs in personal injury, medical malpractice or other litigations.  Structured settlements refer to a contract between a plaintiff and defendant whereby the plaintiff agrees to settle a lawsuit (usually a personal injury, product liability or medical malpractice claim) in exchange for periodic payments over time.  A defendant’s payment obligation with respect to a structured settlement is usually assumed by a casualty insurance company.  This payment obligation is then satisfied by the casualty insurer through the purchase of an annuity from a highly rated insurance company which provides a high credit quality stream of payments to the plaintiff.

Recipients of structured settlements are permitted to sell their deferred payment streams pursuant to state statutes that require certain disclosures, notice to the obligors and state court approval.  Through such sales, we purchase a certain number of fixed, scheduled future settlement payments on a discounted basis in exchange for a single lump sum payment, thereby serving the liquidity needs of structured settlement holders.

Technology Business:
We marketed, sold and supported Internet business software and services that improve the utility and effectiveness of Internet-based business applications. Our software solutions address the networking needs of small businesses, workgroups and large enterprises. Our products and services enhance the performance of PC networks and deliver improved service utilizing existing equipment. We no longer develop new software products or services. As of January 1, 2010, we entered into a hosting Licensing Agreement with Built Right Networks which transferred all existing customer accounts to Built Right Networks for their own account. The agreement grants a non-exclusive license to Built Right Networks for our Mangomind SM and fileTrust SM products. We are no longer actively marketing, selling or supporting these products on a direct basis. However, we have retained all intellectual property rights and intend to evaluate alternative business opportunities for our intellectual property.

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

Going Concern Assumption - The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If the consolidated financial statements were prepared on a liquidation basis, the carrying value of our assets and liabilities would be adjusted to net realizable amounts. In addition, the classification of the assets and liabilities would be adjusted to reflect the liquidation basis of accounting.

Revenue Recognition - We recognize revenue from the sale to investors of structured settlements which we had previously purchased at a discount from beneficiaries. The sale price of the settlement is determined in advance of our purchase of the asset and is only recognized upon completion of the sale and receipt of the proceeds from our re-sale.

Stock-based Compensation - As part of our compensation programs offered to our employees, we grant stock options. In addition, we have engaged third-party consultants and advisors and have compensated them in the form of stock options. The Company accounts for stock-based employee compensation arrangements based on estimated fair value.  Stock based compensation expense for the year ended December 31, 2010 was $0 and for the year ended December 31, 2009 was $1,132.  The stock-based compensation expense for the year ended December 31, 2009 and reported on form 10-K for 2009 was subsequently reversed in 2010.

Costs and Expenses

Cost of Services - The costs of purchasing and selling structured settlements include lump sum payment to annuity holder, fees paid to brokers for introducing the structured settlements, legal expenses and court costs associated with the assignment of the structured settlement to the Company and the investor, and administrative fees.  These costs are expensed as incurred.

Other Operating Expenses - General and administrative expenses consisted primarily of salaries and related personnel costs and other general corporate costs such as facility costs, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation. At December 31, 2010, there were three full-time employees performing selling and marketing activities.

Increase in Force - We increased our workforce from one full-time employee to eight employees during 2010.  At December 31, 2010, we had eight employees and outsourced our legal, accounting and payroll functions.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2010 AND 2009

Service revenues for the year ended December 31, 2010 decreased $149,097 or 100% to $0 compared with $149,097 for 2009 as a result of our entering into a hosting license agreement with Built Right Networks under which Built Right Networks provides our software and services to customers for their own account.

Cost of services for year ended December 31, 2010 decreased $175,029 or 100% to $0 compared to $175,029 for the comparable year in 2009 as a result of our entering into a hosting license agreement with Built Right Networks under which Built Right Networks provides our software and services to customers for their own account.. As a result Built Right Networks incurs the cost of service.

There was no engineering and development expense for the years ended December 31, 2010 and 2009. During the years ended December 31, 2010 and 2009, we had no employees performing engineering or development activities.

For the year ended December 31, 2010, other operating expenses including selling and marketing and general and administrative expenses increased $335,439 or 126% to $602,580 compared with $267,141 for the comparable period in 2009. The increase in other operating expenses primarily relates to payroll expenses and professional fees as well as one-time expenses related to the acquisition of Structured Settlement Investments, L.P.

During the year ended December 31, 2010, we increased our headcount to eight (8) full-time employees from one (1) full-time employee in 2009.

There was no stock based compensation for the year ended December 31, 2010. There was stock based compensation of $1,132 included in general and administrative expenses for the year ended December 31, 2009

Our results of operations deteriorated by $309,507 to a loss of $602,580 for the year ended December 31, 2010 compared with a net loss from operations of $293,073 for 2009.

Interest income decreased $1,191 to $87,937 for the year ended December 31, 2010 compared to $89,128 for the year ended December 31, 2009. This interest is related to our investment in Law Cash, as described in Note 10 to our consolidated financial statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, we had a cash balance of approximately $178,000 and a working capital balance of approximately $926,000. We do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 12 to our consolidated financial statements.

On December 22, 2010, the Company acquired Structured Settlement Investments, L.P. (“SSI”) from the limited partner, Structured Settlements 2009, LLC, and the General Partner, SSI-GP Holding, LLC.  SSI purchases structured settlements including insurance, legal, lottery and other contractual annuity payment and sells such contracts into a market of private investors.  The Company incurred approximately $115,000 of expenses related to the SSI acquisition.  Also, the Company issued 200,000 shares of restricted common stock related to the SSI acquisition.

Unless we can generate significant on-going revenue, we will need additional sources of equity or debt financing. Although we have been successful in raising financing in the past, there can be no assurances that additional financing will be available to us on commercially reasonable terms, or at all.

As shown in the audited consolidated financial statements, during the years ended December 31, 2010 and 2009, we recognized net losses of $436,767 and $55,791 respectively. Cash used in operations during the years ended December 31, 2010 and 2009 was $602,990 and $335,412, respectively. These factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

PLAN OF OPERATION

We believe that we may be required to raise additional funds in order to meet our cash requirements. In the event that our revenues from the current marketing, sales and support of our business lines are insufficient, we may need to seek alternative sources of capital over the next twelve (12) months. While we do not anticipate any capital expenditures, product research and development or significant increase in employees over the next twelve (12) months, we continue to have additional cash needs related to our ongoing operations. In the event that cash flow from operations is insufficient for us to meet our obligations on a timely basis, we will be required to raise additional capital from stockholders, of which there can be no assurances.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 12 to our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS

Our consolidated financial statements and related notes, which are attached to this Annual Report on Form 10-K beginning on page 24, are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with our executive officers, Dennis M. Goett in his role as Chief Executive Officer and President and Sean M. Gavin in his role as Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that our disclosure controls and procedures are not effective as of December 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).  Based on our evaluation, our management concluded that our internal control over financial reporting was not effective based on criteria set forth on the COSO Framework.

At December 31, 2010, we had eight employees and outsourced our legal, accounting and payroll functions. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Dennis M. Goett, Chief Executive Officer and President or Sean M. Gavin, Chief Financial Officer.

After evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), management has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure.

We have identified deficiencies in the design or operation of the Company’s internal controls that we consider to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Specifically, we found that the Company has an overall lack of segregation of duties as well as a lack of necessary corporate accounting resources related to the financial reporting process and accounting functions as the Company does not have any full-time accounting personnel.  Accordingly, certain functional and monitoring controls do not exist as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

With the appointment of our Chief Financial Officer, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

SUBSEQUENT EVENTS

On January 25, 2011, Aspyre Settlement Funding, Inc. (“Aspyre”) was incorporated in the State of Pennsylvania.  The re-branding as Aspyre provides a fresh approach to the structured settlement funding effort.  Through the Aspyre brand, the Company also intends to develop products and services in consumer debit card and payments markets.

On January 26, 2011, the Company announced that a majority of its shareholders approved, by Majority Written Consent, a name change of the Company and the adoption of a new stock option plan.  The Majority Written Consent was effective as of January 19, 2011 pursuant to SEC regulations. The Company will now be Mango Capital, Inc.  The change is intended to reflect reduced reliance on its software and services business.  In addition, with the expiration of the Company's 1999 Incentive Compensation Plan, shareholders authorized the Board of Directors to adopt the 2010 Stock Option Plan and authorized 2,000,000 shares for issuance under the plan upon approval of grants by the Board.  The plan was adopted as authorized at a meeting of the Board held January 24, 2011.

In conjunction with the adoption of the Company’s Stock Option Plan, the Company awarded 972,150 of the 2,000,000 shares and/or options authorized under the plan on January 24, 2011.  377,150 of the 972,150 granted option shares were reissued for cancelled options that were inadvertently granted under the expired plan in 2009.

On January 29, 2011, the Company extended the maturity of the Note Receivable for a period of sixty (60) days, accruing at an interest rate of sixteen (16.0%) per annum.

On February 16, 2011, Sean M. Gavin was appointed Corporate Secretary.

On February 17, 2011, in connection with the Company’s recent name change to Mango Capital, Inc., the Company’s stock symbol changed from MGOF to MCAP.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Effective February 24, 2010, Selig Zises resigned as Chairman and Chief Executive Officer of the Company.  Mr. Zises had accepted the positions on an interim and uncompensated basis upon the passing of the former Chief Executive Officer, Dale Vincent.  Dennis M. Goett was appointed Chairman and Chief Executive Officer filling the positions vacated by Mr. Zises’ departure.

Effective May 24, 2010, Sean M. Gavin was appointed Chief Financial Officer for the Company.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules there under require our directors and officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Our personnel generally prepare these reports for our officers on the basis of information obtained from each officer.  Greater than 10% stockholders are required by the Commission to furnish the Company with copies of all reports filed.

Audit Committee

We do not have an Audit Committee comprised of independent directors.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s employees who may be hired from time to time, including its President and Chief Executive Officer and its personnel. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person, addressed to the Company’s Chief Executive Officer at MangoSoft, Inc., 108 Village Square, Suite 315, Somers, New York 10589.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Compensation Discussion and Analysis

Overview

The Board of Directors is responsible for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Board seeks to ensure that the total compensation is fair and reasonable. As of December 31, 2010, we have two (2) executive officers.

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

In recent periods, there have been no discretionary bonuses for our executive officers. Neither our Chief Executive Officer nor our Chief Financial Officer is currently entitled under the terms of their employment to any cash severance or similar benefits in connection with a termination of employment or change of control.

Currently all of our cash compensation is paid out within one year. We do not have any deferred compensation cash plans. Our equity-based incentives are long-term incentives that are based on the parameters described below under "Equity-Based Incentives."

Allocation of Compensation Among Principal Elements

The specifics of each element are as follows:

Base Salary

The base salary for Dennis M. Goett, our President and Chief Executive Officer, is $240,000 on an annualized basis.  The base salary for Sean M. Gavin, our Chief Financial Officer, is $125,000 on an annualized basis.

Equity-Based Incentives

We grant equity-based incentives to our executive officers, in order to create a corporate culture that aligns employee interests with stockholder interests. We have not adopted any specific stock ownership guidelines. At present, our long-term compensation consists solely of stock options. Options to our executive officers enable them to participate in any long-term appreciation in our stockholder value.

The Company's 1999 Incentive Compensation Plan expired on or about September 7, 2009 (the "1999 Plan").  During the year ended December 31, 2010, the Company issued issued options to certain officers and directors of the Company an aggregate of 377,150 options to purchase shares of the Company.  At the time of the issuances, management was unaware that the 1999 Plan had expired.  All such issuances have been reported on the Company's financial statements as reported on the Company's Forms 10-Q and 10-K.  Those issuances have been effectively cancelled and any stock compensation previously reported associated with the 2009 grants has been reversed.  The Company intends to effectuate a new stock incentive plan and reissue the grants that have been cancelled.

Discretionary Bonuses

We have not adopted any formal cash bonus plans.

Benefits

We provide no benefits to our executive officers.

SUMMARY COMPENSATION TABLE

The following table presents information concerning the total compensation of our executive officers for services rendered to us in all capacities for the fiscal years ended December 31, 2010 and 2009. Our executive officers received no other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Year	Salary ($)	Discretionary Non-Plan Based Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Dennis M. Goett	2010	$202,308	$—	$—	$—	$—	$202,308
President and Chief Executive Officer	2009	15,000	—	1,132	—	—	16,132
Sean M. Gavin	2010	75,663	—	—	—	—	75,663
Chief Financial Officer

GRANTS OF PLAN-BASED AWARDS

The Company's 1999 Incentive Compensation Plan expired on or about September 7, 2009 (the "1999 Plan").  During the year ended December 31, 2010, the Company issued issued options to certain officers and directors of the Company an aggregate of 377,150 options to purchase shares of the Company.  At the time of the issuances, management was unaware that the 1999 Plan had expired.  All such issuances have been reported on the Company's financial statements as reported on the Company's Forms 10-Q and 10-K.  Those issuances have been effectively cancelled and any stock compensation previously reported associated with the 2009 grants has been reversed.  The Company intends to effectuate a new stock incentive plan and reissue the grants that have been cancelled.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of December 31, 2010 there were no outstanding equity awards.

OPTION EXERCISES AND STOCK VESTED AT FISCAL YEAR-END

There were no options exercised during the fiscal year ended December 31, 2010, and there were no stock awards that vested during the fiscal year.

Legal Proceedings

The Company is not the subject of any pending or threatened litigation.  Additionally, we are not aware of any legal proceedings which name either of our executive officers as a defendant or co-defendant and therefore have no obligation to indemnify them for legal costs related to any such litigation.

Compensation of Directors

There were two outside directors in 2010, Elliott Singer and Joseph Luminoso. No compensation was paid to any outside director in 2010.

Employment Contracts

The firm has one employment contract with the President of Structured Settlement Investments, L.P.  The agreement, effective through December 31, 2013, provides for a salary of $175,000 per annum and a management bonus equal to 10% of operating profit upon achievement of the target operating profit.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 25, 2011 with respect to beneficial ownership of our common stock by (i) each person we know to own beneficially more than 5% of our outstanding common stock; (ii) each director and named executive officer; and (iii) all directors and named executive officers as a group. The percentages in the last column are based on 5,643,157 shares of common stock outstanding on March 25, 2011. In each case, except as otherwise indicated in the footnotes to the table, the shares shown in the second column are owned directly by the individual or members of the group named in the first column and such individual or group members have sole voting and dispositive power with respect to the shares shown. For the purposes of this table, beneficial ownership is determined in accordance with the federal securities laws and regulations; inclusion in the table of shares not owned directly by the named director or executive officer does not constitute an admission that such shares are beneficially owned by the director or officer for any other purpose.

Beneficial owners:	Number of Shares of Common Stock Owned	Percent of Outstanding Common Stock Owned

Douglas B. Krugman 2009 Trust (1)	1,649,558	29.23%
Southpaw Asset Management LP (2)	1,482,128	26.26%
Jay Zises (3)(5)	814,816	14.44%
Directors and officers:
Dennis Goett (4)	199,000	3.53%

All Directors and officers as a group	199,000	3.53%

(1)
This Information is based on Schedule 13D, as amended, filed with the Securities and Exchange Commission on January 22, 2010 by Douglas B. Krugman 2009 Trust, an irrevocable trust whose beneficiaries are Mr. Krugman’s spouse and children.  This information was verified against the Cede & Co. NOBO report as of December 7, 2010.

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

(3)
Total shares of common stock beneficially owned by Jay Zises, include the following: 599,874 shares owned by Jay Zises; 214,942 shares owned by Delaware Guarantee & Trust TTEE FBO Jay Zises IRA (a self-directed IRA). This information was verified against the Cede & Co. NOBO report as of December 7, 2010.  Other than the Zises family relationships referenced in this table and the related footnotes, there are no affiliations between Jay Zises and any other persons or entities identified in such table or footnotes. Jay Zises’ address is 965 Fifth Avenue, Apt. 10B, New York, New York 10021.

(4)
Includes 199,000 shares of common stock Mr. Goett received from the purchase price of Structured Settlement Investments, L.P. Mr. Goett’s address is c/o MangoSoft, Inc., 108 Village Square, Suite 315, Somers, New York 10589.

(5)
Beneficially owned shares for Jay Zises exclude 10,000 shares of the Series B Convertible Preferred Stock owned by Jay Zises which were issued on July 23, 2003. Each share of Preferred stock is convertible into one share of common stock at the option of the holder. In addition to its convertible features, the holders of the Preferred Stock are entitled to twenty-five votes per share of Preferred Stock on any matter brought to the vote of shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

See information provided under the Section titled “Securities Authorized for Issuance Under Equity Compensation Plans” under Part II, Item 5 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 26, 2006, Selig Zises provided bridge financing to the Company in the principal amount of $250,000. At the closing of the Company’s offer and sale of 2,400,000 shares of common stock on January 10, 2009, the bridge financing provided by Selig Zises was automatically converted into a subscription of common stock of 500,000 shares. Furthermore, Selig Zises purchased an additional 300,000 shares for $150,000 in cash during such sale of 2,400,000 shares of common stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees billed by Stowe & Degon, LLC for the audit of our annual financial statements for the fiscal years ended December 31, 2010 and 2009 and the review of our quarterly financial statements included in our quarterly reports on Form 10-Q were approximately $42,000 and $36,000, respectively.

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

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger by and among First American Clock Co., MangoSoft Corporation and MangoMerger Corp., dated as of August 27, 1999. (1)

3.1	Articles of Incorporation, as amended. (2)

3.2	By-laws. (2)

4.1	Rights Plan. (6)

14	Code of Ethics. (7)

21	Subsidiary of the Registrant. (2)

23.1	Consent of Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer required by Rule 13a 14(a) or Rule 15-d14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer required by Rule 13a 14(a) or Rule 15-d14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	1999 Incentive Compensation Plan, as amended and restated on May 1, 2000. (1)

99.2	Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (1)

99.3	Form of Warrant Agreement. (1)

99.4	Asset Purchase Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)

99.5	Warrant Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)

99.6	Hosting License Agreement, dated January 1, 2010 between MangoSoft, Inc. and Built Right Networks LLC. (5)

99.7	Partnership Interest Purchase Agreement, dated December 22, 2010 by and among MangoSoft, Inc, (“Buyer”), Structured Settlements 2009, LLC and SSI-GP Holding, LLC. (8)

(1)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.

(2)	Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby incorporated by reference thereto.

(3)	Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.

(4)	Filed as an exhibit to our Quarterly Report filed August 14, 2002 for the quarter ended June 30, 2002 and hereby incorporated by reference thereto.

(5)	Filed as an exhibit to our Current Report on Form 8-K for an event dated January 1, 2010 and hereby incorporated by reference thereto.

(6)	Filed as an exhibit to our Current Report on Form 8-K for an event dated March 21, 2003, as amended on July 25, 2003, and hereby incorporated by reference thereto.

(7)	Filed as an exhibit to our Annual Report on Form 10-K filed on March 26, 2004 for the year ended December 31, 2003 and hereby incorporated by reference thereto.

(8)	Filed as an exhibit to our Current Report on Form 8-K for an event dated December 22, 2010 and hereby incorporated by reference thereto.

*	Filed herewith.

(b)	Reports on Form 8-K:

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

(2)
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

(3)
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

(4)
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

(5)
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

(6)
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

(7)
On June 17, 2010, MangoSoft, Inc. (the “Company”) announced the appointment of Sean M. Gavin as its Chief Financial Officer effective May 24, 2010.  Mr. Gavin is a seasoned executive with a strong background in finance, investments, internal audit, analytics and strategic planning and is a Chartered Financial Analyst. With this appointment, Dennis M. Goett, the Company’s Chairman and CEO, relinquished his position as CFO of the Company.

(8)
On December 22, 2010, whereby the Company acquired Structured Settlement Investments, L.P., a Delaware limited partnership, in exchange for 200,000 shares of the Company’s common stock. At the time of the approval of the acquisition, the transaction was valued at $20,000 ($0.10 per share).  On December 27, 2010, the Company announced in a press release (MangoSoft Acquires Structured Settlement Firm) that the Company acquired Structured Settlement Investments, L.P. (“SSI LP”), a Delaware limited partnership that originates, purchases and resells structured settlements from beneficiaries of insurance, litigation and lottery awards. The structured settlement investment business provides liquidity to beneficiaries in the form of cash purchases of streams of future payments which the sellers are entitled to receive over a number of years. SSI LP was formed as a limited partnership in 2005 and has purchased streams of payments in excess of $85 million in the aggregate.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2011	MANGOSOFT, INC.

/S/ Dennis M. Goett
Dennis M. Goett
Chief Executive Officer

March 31, 2011	MANGOSOFT, INC.

/S/ Sean M. Gavin
Sean M. Gavin
Chief Financial Officer

MANGOSOFT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of MangoSoft, Inc.:

We have audited the accompanying consolidated balance sheet of MangoSoft, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of MangoSoft, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stowe & Degon, LLC

Westborough, MA
March 31, 2011

MANGOSOFT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$178,291	$677,581
Accounts receivable	709	2,677
Prepaid expenses	1,417	-
Note receivable related party	600,000	600,000
Investments	463,155	502,312
Interest receivable	7,000	7,233
Total current assets	1,250,572	1,789,803

Property and equipment, net of accumulated depreciation	8,735	-
Goodwill	2,529,010	-
Total assets	$3,788,317	$1,789,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$293,166	$33,931
Other accrued expenses	31,103	45,215
Total current liabilities	324,269	79,146

Note payable related party	2,171,290	-
Total liabilities	2,495,559	79,146
Stockholders’ Equity:
Preferred stock - $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000	20	20
Common stock - $.001 par value, authorized 15,000,000 shares; issued and outstanding, 5,643,157 and 5,443,157 shares, respectively	5,643	5,443
Additional paid-in capital	90,946,074	90,927,406
Accumulated deficit	(89,658,931)	(89,222,212)
Noncontrolling interest	(48)	-
Total stockholders' equity	1,292,758	1,710,657
Total liabilities and stockholders' equity	$3,788,317	$1,789,803

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009

Service revenues	$-	$149,097

Costs and expenses:
Cost of services	-	175,029
General and administrative	602,580	267,141

Loss from operations	(602,580)	(293,073)
Dividend income	13,565	7,807
Interest income	87,937	89,128
Gain on sale of investments	6,580	84,253
Unrealized investment gain	57,731	56,094

Net loss attributable to MangoSoft, Inc.	(436,719)	-
Net loss attributable to noncontrolling interest	(48)	-
Net loss	$(436,767)	$(55,791)

Net loss per share – basic	$(0.08)	$(0.01)
Net loss per share – diluted	$(0.08)	$(0.01)

Weighted average shares outstanding – basic	5,448,636	5,443,157
Weighted average shares outstanding – diluted	5,448,636	5,443,157

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, January 1, 2009	20,000	$20	5,413,157	$5,443	$90,926,274	$(89,166,421)	$-	$1,765,316
Shares issued					1,132		-	1,132
Net Income	-	-	-	-	-	(55,791)	-	(55,791)
Balance, December 31, 2009	20,000	20	5,443,157	5,443	90,927,406	(89,222,212)	-	1,710,657
Stock-based compensation adjustment	-	-	-	-	(1,132)	-	-	(1,132)
Shares issued	-	-	200,000	200	19,800	-	-	20,000
Net loss	-	-		-	-	(436,719)	(48)	(436,767)
Balance, December 31, 2010	20,000	$20	5,643,157	$5,643	$90,946,074	$(89,658,931)	$(48)	$(1,292,758)

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss	$(436,767)	$(55,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain in marketable securities	(57,731)	(56,094)
Stock-based compensation	(1,132)	1,132
Non-cash interest expense added to note payable related party balance	819
Gain on sale of investments	(6,580)	(84,252)
Increase (decrease) in cash from the change in:
Accounts receivable	1,968	20,679
Accounts payable	(89,455)	(119,246)
Accrued expenses	(14,112)	(41,840)
Net cash used in operating activities	(602,990)	(335,412)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Note receivable	-	(600,000)
Interest receivable	233	(7,233)

Proceeds from sale of investments	103,467	365,016
Investments acquired	-	(726,982)
Net cash provided by (used in) investing activities	103,700	(969,199)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(499,290)	(1,304,611)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	677,581	1,982,192
CASH AND CASH EQUIVALENTS, END OF PERIOD	$178,291	$677,581

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On December 22, 2010, the Company acquired SSI with the issuance of 200,000 shares of common stock valued at $20,000		-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	NONE	NONE
Cash paid for income taxes	NONE	NONE

See notes to the consolidated financial statements.

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Operations

The Company

On December 22, 2010, MangoSoft, Inc. (the "Company") acquired Structured Settlement Investments, L.P. (“SSI”) from the limited partner, Structured Settlements 2009, LLC, and the General Partner, SSI-GP Holding, LLC.  SSI purchases structured settlements including insurance, legal, lottery and other contractual annuity payment and sells such contracts into a market of private investors.

On July 27, 2006, in order to optimize the Company's flexibility in undertaking new business opportunities, the Company decided to manage its patent portfolio and intellectual property assets through a new wholly-owned subsidiary MangoSoft Intellectual Property, Inc. The new Company is authorized to issue up to 1,000 shares of $.01 par value common stock. MangoSoft Intellectual Property, Inc. issued 100 of these shares of stock to MangoSoft Corp., (a Delaware corporation) a wholly-owned subsidiary of MangoSoft, Inc.  None of the remaining 900 authorized shares have been issued at December 31, 2010.

Title	Patent No.		Issue Date

Shared Memory Computer Networks	6,148,377	(1)	11/14/00

Structured Data Storage Using Globally Addressable Memory	5,918,229	(1)	06/29/99

System and Method For Providing Highly Available Data Storage Using Globally Addressable Memory	5,909,540		06/01/99

Remote Access And Geographically Distributed Computers In A Globally Addressable Storage Environment	5,987,506		11/16/99

Shared Client-Side Web Caching Using Globally Addressable Memory	6,026,474		02/15/00

Internet-Based Shared File Service With Native PC Client Access and Semantics and Distributed Access Control	7,136,903		11/01/00

Dynamic Directory Service	6,647,393		11/11/03

Distributed Virtual Web Cache Implemented Entirely in Software	6,760,756		07/06/04

Internet-Based Shared File Service With Native PC Client Access And Semantics	7,058,696		06/06/06

Unless otherwise indicated, all patents have been assigned to MangoSoft Intellectual Property, Inc., a wholly owned subsidiary of the Company.

(1) On May 28, 1998, prior to its merger with First American Clock Company, MangoSoft Corporation, as security for a $1,250,000 credit facility with Imperial Bank, assigned all of its patents and pending patent applications to Imperial Bank. On February 11, 1999 all sums due to Imperial Bank were paid and the loan agreements were terminated. On October 7, 1999, Imperial Bank filed a UCC3 Termination Statement releasing any interest in all of the assets of MangoSoft Corporation, including the patents and patent applications. For various business reasons, at the time when all patents were assigned away from Imperial Bank and in favor of MangoSoft Intellectual Property, Inc., these two patents were not simultaneously assigned to MangoSoft Intellectual Property, Inc. The Company continues to maintain full right, title and interest in these patents and further assignments to MangoSoft Intellectual Property, Inc. will be filed with the United States Patent and Trademark Office.

In addition the patents listed above, the Company also owns trademark and service marks:

Title	Registration No.	Type

MangoSoft	2,663,482	Trademark

“Curved Bands” logo	2,546,555	Trademark

MangoSoft	2,847,819/2,619,707	Service Mark

fileTrust	2,855,464	Service Mark

Mangomind	2,568,257	Service Mark

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant intercompany balances.  The portion of net loss attributable to noncontrolling interests is presented as net loss applicable to noncontrolling interests on the consolidated statements of operations, and the noncontrolling interest portion of SSI is presented as noncontrolling interest in the consolidated balance sheets and consolidated statements of stockholders’ equity.

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

Fair Value of Financial Instruments - Financial instruments include cash and cash equivalents, investments, note receivable related party, accounts payable and note payable related party. Investments include trading securities carried at fair value. Cash and cash equivalents, note receivable, accounts payable and note payable related party are carried at cost, which approximates fair value due to the relative short maturities of these instruments.

Intangible Assets - Intangible assets consist of acquired technology, customer relationships and service marks.

Property and Equipment - Furniture and equipment are stated at cost.  Depreciation for furniture and equipment is provided over the estimated useful lives of the assets, two to seven years, using the straight-line method.

Revenue Recognition - Software revenue is recognized upon delivery if persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. Revenue from sales to distributors is recognized upon sales to end users. Service revenue is recognized as services are performed.

Structured settlements are generally contractual arrangements for a defined payment stream between a claimant and a defendant’s insurance carrier or a defined payment stream as a result of lottery winnings. Upon acquisition and the settlement of contractual obligations, the Company is assigned the streams of payments paid by the insurance company or other funding agent. All funding for the purchase of structured settlements is provided by third party or related party investors. The purchase of the structured settlements from the claimant or annuitant occurs simultaneously with the sale of such contract to the investor, therefore revenue is recorded upon settlement of the structured settlement contract with the investor upon which the right to receive the defined payment streams are readily convertible to cash. Payment is made to the annuitants for the purchase price of the structured settlements.  The Partnership does not currently maintain an inventory of structured settlements for future sales.

Cost of Sales - Cost of services consist of the expenses we incurred to administer and service the technology and structured settlement business lines. These expenses consisted primarily of salaries and related personnel costs, the cost of our outsourced data center, the license royalties we pay to our e-security software provider for the encryption used in the Mangomind SM service and the fees we paid to Built Right Networks to manage our billable services infrastructure. These costs will be recognized for the account of Built Right Networks or eliminated going forward under the terms of our Hosting Licensing Agreement.

The costs of purchasing and selling structured settlements include lump sum payment to annuity holder, fees paid to brokers for introducing the structured settlements, legal expenses and court costs associated with the assignment of the structured settlement to the Company and the investor, and administrative fees.  These costs are expensed as incurred.

Stock-Based Compensation - The Company's 1999 Incentive Compensation Plan expired on or about September 7, 2009 (the "1999 Plan").  During the year ended December 31, 2010, the Company issued issued options to certain officers and directors of the Company an aggregate of 377,150 options to purchase shares of the Company.  At the time of the issuances, management was unaware that the 1999 Plan had expired.  All such issuances have been reported on the Company's financial statements as reported on the Company's Forms 10-Q and 10-K.  Those issuances have been effectively cancelled and any stock compensation previously reported associated with the 2009 grants has been reversed.  The Company intends to effectuate a new stock incentive plan and reissue the grants that have been cancelled.

Advertising - The Company expenses advertising costs as they are incurred.

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

Net Loss Per Common Share - Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects, in addition to the weighted average number of common shares, the potential dilution if common stock options were exercised into common stock, unless the effects of such exercises would have been anti-dilutive. At December 31, 2010, there were no stock options outstanding.  At December 31, 2009, we had 75,000 stock options outstanding which have not been included in the calculation or diluted common shares outstanding as their affect would be anti-dilutive.

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consist of the following:

December 31,
2010

Furniture and fixtures	$14,050
Computer equipment	29,809
Office equipment	9,745

53,604

Less: accumulated depreciation	44,869

$8,735

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

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company, files income tax returns in the U.S. federal jurisdiction and in the states of New Hampshire, Pennsylvania and New York. The Company is no longer subject to U.S. federal and state and local tax examinations by tax authorities for years before 2007, although carry forward tax attributes that were generated prior to 2005 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. It is the Company’s policy to recognize interest and penalties related to income tax matters in penalty expense. For both the years ended December 31, 2010 and 2009, there were no amounts of interest and penalties, recognized.

The Company has federal and state tax net operating loss carryforwards available for future periods of approximately $72,700,000. The federal tax net operating loss carryforwards began to expire 2010, and state tax net operating loss carryforwards began expiring in 2000. As a result of the changes in the ownership of the Company, there may be limitations on the amounts of net operating loss carryforwards that may be utilized in any one year. The Company also has research and development credits for federal tax purposes of approximately $518,000, which expire beginning in 2011.

The tax effect of significant items comprising the Company’s deferred tax assets at December 31, 2010 is as follows:

2010

Deferred tax assets:
Net operating loss carryforwards	$24,724,859
Research and development credits	518,000
25,242,859
Valuation allowance	(25,242,859)
Net deferred tax assets	$-

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Income Taxes (continued)

The Company believes that uncertainty exists with respect to future realization of the deferred tax assets and has established a valuation allowance for the full amount as of December 31, 2010 and 2009.

A reconciliation between the amounts of income tax determined by applying the applicable U.S. statutory tax rate to the pre-tax loss is as follows:

	2010	2009

Federal statutory rate	34%	34%
State tax, net of federal impact	6	6
Provision for valuation allowance on deferred tax assets	(40)	(40)
Effective tax rate	-%	-%

6. Stockholders’ Equity

Preferred stock -The Preferred Stock has no stated dividend rate. Each share of Preferred Stock is convertible into one share of common stock at the option of the holder. In addition to the conversion feature, the holders of the Preferred Stock are entitled to twenty-five votes per share of Preferred Stock on any matter brought to a vote of stockholders.

On March 11, 2003, the Board of Directors of MangoSoft, Inc. declared a dividend distribution of one right (a “Right”) to purchase one-tenth of a share of common stock, $0.001 par value, of the Company for each share of common stock, payable to stockholders of record on March 18, 2003. The Board of Directors also authorized and directed the issuance of one Right with respect to each common share issued thereafter until the distribution date (as defined in the Rights Agreement) and, in certain circumstances, with respect to common shares issued after the distribution date. Except as set forth in the Rights Agreement, each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one-tenth of a common share at a price of $250 per whole common share, subject to adjustment, as amended. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Interwest Transfer Co., Inc., as Rights Agent, dated as of March 14, 2003, as amended. The rights expire in March 2013 unless earlier redeemed.

On December 22, 2010, the Company issued 200,000 shares of common stock, par value $.001 per share, valued at $20,000 to acquire SSI.

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Option Plan
The Company's 1999 Incentive Compensation Plan expired on or about September 7, 2009 (the "1999 Plan").  During the year ended December 31, 2010, the Company issued options to certain officers and directors of the Company an aggregate of 377,150 options to purchase shares of the Company.  At the time of the issuances, management was unaware that the 1999 Plan had expired.  All such issuances have been reported on the Company's financial statements as reported on the Company's Forms 10-Q and 10-K.  Those issuances have been effectively cancelled and any stock compensation previously reported associated with the 2009 grants has been reversed.  The Company intends to effectuate a new stock incentive plan and reissue the grants that have been cancelled.

8. Fair Value Measurements

ASC 820, "Fair Value Measurements and Disclosures," defines fair value and establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities;

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets exclusively include U.S. government obligations with quoted prices that are traded less frequently than exchange-traded instruments. All of our Level 2 asset values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The pricing model information is provided by third party entities (e.g. banks or brokers). In some instances, these third party entities engage external pricing services to estimate the fair value of these securities; and

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis for the year ended December 31, 2010 and December 31, 2009:

2010
	Level 1	Level 2	Level 3	Total
Assets Purchase	$—	$248,835	$—	$248,835
Equity securities	214,320	—	—	214,320
Total	$214,320	$248,835	$—	$463,155

2009
	Level 1	Level 2	Level 3	Total
Asset Purchase	$—	$335,032	$—	$335,032
Equity securities	167,280	—	—	167,280
Total	$167,280	$335,032	$—	$502,312

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies

In 2008, SSI purchased a structured settlement in which there was a discrepancy in the allocation of the payment stream.  In 2009, SSI asserted a settlement of approximately $132,000 but since it is premature to forecast the probability of success, any amounts received as a result of the litigation will be credited to earnings in the year received.  As of December 31, 2010, a settlement has not been reached.

On December 1, 2010, SSI entered into an employment agreement with one of its employees.  The agreement, effective through December 31, 2013, provides for a salary of $175,000 per annum and a management bonus equal to 10% of operating profit upon achievement of the target operating profit.

The Company has been, and expects to continue to be, subject to legal proceedings and claims that arise in the ordinary course of business. Management currently believes the resolution of these matters will not have a material adverse impact on the Company’s financial position, results of operations or its cash flows.

10. Related Party Transactions

Note receivable – related party represents an amount pursuant to an agreement entered into on January 29, 2009.  Under this agreement the Company agreed to loan $600,000 to Plaintiff Holding XI LLC, a newly formed wholly owned subsidiary (the “Subsidiary”) of Plaintiff Funding Holding, Inc., d/b/a LawCash (“LawCash”).  Such $600,000 loan (the “Loan”) is evidenced by a secured promissory note issued by the Subsidiary to MangoSoft having a term of one (1) year and bearing interest at the rate of 14% per annum (the “MangoSoft Secured Note”).  The loan was renewed on January 29, 2010 with a term of one year and bearing interest at the rate of 14% per annum.  LawCash, through its various subsidiaries, is in the business of financing litigations, and the proceeds of the Loan will be used to fund various plaintiffs’ receivables in the normal course of LawCash’s business.  The Subsidiary’s obligations with respect to the MangoSoft Secured Note are guaranteed by LawCash (the “LawCash Guarantee”), and in addition, Mr. Selig Zises has agreed to guarantee up to $120,000 of losses incurred by the Company in connection with the MangoSoft Secured Note (the “Loss Guarantee”).   Each of the Company and LawCash are directly or indirectly controlled by Mr. Selig Zises and Mr. Jay Zises.  The loan maturity date was extended on January 29, 2011 for sixty (60) days and the interest rate was raised to a rate of 16.0% per annum.

Note payable related party – On December 22, 2010, SSI entered into an unsecured promissory note agreement with Plaintiff Funding Holding, Inc. in the amount of $2,170,471. The agreement provides for interest to be accrued at 1.53% per annum beginning on December 22, 2010 through December 31, 2015, payable on the maturity date.  The loan, including interest accrued, may be prepaid at any time prior to the maturity date.  Interest expense charged to operations in 2010 was $819 and is outstanding as of December 31, 2010.  Principal payable under the note agreement is to be repaid in four installments amounting to the lesser of 25% of the original note balance ($542,618) each or 10% of the operating profit of Structured Settlements, L.P.  The four installments are due annually beginning on December 31, 2012 through December 31, 2015.

During the year ended December 31, 2010 the Company paid consulting fees in the amount of $25,000 to the widow of Dale Vincent, a stockholder and sole employee and director of the Company until he passed away on April 22, 2009. Mrs. Vincent was subsequently hired by the Company.

11.   Investments

Investments include certain marketable securities with a fair value of $214,320 at December 31, 2010, which are held in a brokerage account. Fair value is determined for this investment using quoted prices in an active market. This pricing methodology applies to Level 1 investments in the fair value hierarchy.

On May 22, 2009, the Company purchased from a related party, Plaintiff Funding Holding, Inc., d/b/a LawCash (“LawCash”), for the sum of $400,000 (the “Purchase Price”), all of LawCash’s rights, title and interest in certain specified litigations that had been funded by LawCash (the “Cases”).  LawCash, through its various subsidiaries, is in the business of financing personal injury litigations, such as the Cases, and in connection therewith, receives a contingent interest in the proceeds of the potential recovery by a personal injury claimant or litigant.  In accordance with the bill of sale entered into on May 22, 2009 by the Company and LawCash pursuant to which the Company acquired the Cases (the “Bill of Sale”), LawCash will service the Cases pursuant to a master services agreement dated May 22, 2009 (the “Master Services Agreement”) and the Company is entitled to receive from the disposition of the Cases (i) the return of the Purchase Price, and (ii) a return on the Purchase Price of 14% per annum.  This investment is valued at $248,835 at December 31, 2010.  Due to the uncertainty of future cash flows, this investment is on nonaccrual status and accounted for using the cost recovery method of accounting.

MANGOSOFT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.       Operating Leases

SSI leases office space under an operating lease expiring January 31, 2011. Under the terms of this lease, SSI is obligated to pay escalation rentals for certain operating expenses and real estate taxes. Minimum future rental payments remaining under the leases amount to $2,305.

13.       Acquisition of Structured Settlement Investments, L.P.

On December 22, 2010, the Company acquired SSI from the limited partner, Structured Settlements 2009, LLC, and the General Partner, SSI-GP Holding, LLC.  SSI purchases structured settlements including insurance, legal, lottery and other contractual annuity payment and sells such contracts into a market of private investors.

The value allocated to the assets acquired amounted to $1,417 in prepaid expenses and $8,735 for fixed assets.  The Company issued 200,000 shares of restricted common stock with a value of $20,000 on the measurement date and assumed liabilities consisting of accounts payable of $248,993 and a note payable to a related party in the amount of $2,170,471.  As a result of this transaction the Company has recorded goodwill in the amount of $2,529,010 which represents the excess of the consideration paid and liabilities assumed over the fair value of the assets acquired.

14.       Subsequent events

On January 25, 2011, Aspyre Settlement Funding, Inc. (“Aspyre”) was incorporated in the State of Pennsylvania.  The re-branding of SSI as Aspyre provides a fresh approach to the structured settlement funding effort.  Through the Aspyre brand, the Company also intends to develop products and services in consumer debit card and payments markets.

On January 26, 2011, the Company announced that a majority of its shareholders approved, by Majority Written Consent, a name change of the Company and the adoption of a new stock option plan.  The Majority Written Consent was effective as of January 19, 2011 pursuant to SEC regulations. The Company will now be Mango Capital, Inc.  The change is intended to reflect reduced reliance on its software and services business.  In addition, with the expiration of the Company's 1999 Incentive Compensation Plan, shareholders authorized the Board of Directors to adopt the 2010 Stock Option Plan and authorized 2,000,000 shares for issuance under the plan upon approval of grants by the Board.  The plan was adopted as authorized at a meeting of the Board held January 24, 2011.

In conjunction with the adoption of the Company’s Stock Option Plan, the Company awarded 972,150 of the 2,000,000 shares and/or options authorized under the plan on January 24, 2011.  377,150 of the 972,150 options granted were reissued for cancelled options that were inadvertently granted under the expired plan in 2009.

On January 29, 2011, the Company extended the maturity of the Note Receivable for a period of sixty (60) days, accruing at an interest rate of sixteen (16.0%) per annum.

On February 16, 2011, Sean M. Gavin was appointed Corporate Secretary.

On February 17, 2011, in connection with the Company’s recent name change to Mango Capital, Inc., the Company’s stock symbol changed from MGOF to MCAP.

The Company has evaluated all subsequent events through the date these financial statements are being filed with the Securities & Exchange Commission.