Form 10-Q
period 2011-03-31
MANGO CAPITAL INC
filed 2011-05-16
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-Q

☒                      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended March 31, 2011
Commission File Number: 000-30781

MANGO CAPITAL, INC. (formerly MangoSoft, Inc.)
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

As of May 16, 2011, there were 5,643,157 shares of common stock outstanding.

MANGO CAPITAL, INC. AND SUBSIDIARIES

INDEX

Page
PART I. FINANCIAL INFORMATION

ITEM 1 – Condensed Consolidated Financial Statements (Unaudited):

Balance Sheets as of March 31, 2011 and December 31, 2010	3
Statements of Operations for the Three Months Ended March 31, 2011 and 2010	4
Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 4 – Controls and Procedures	17

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings	18

ITEM 6 – Exhibits and Reports on Form 8-K	19

Signature	21

Officer Certification

MANGO CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$210,344	$178,291
Accounts receivable	37,024	709
Prepaid expenses	48,035	1,417
Note receivable related party	400,000	600,000
Investments	357,747	463,155
Interest receivable	7,556	7,000
Total current assets	1,060,706	1,250,572

Property and equipment, net of accumulated depreciation	8,010	8,735
Goodwill	2,529,010	2,529,010
Total assets	$3,597,726	$3,788,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$355,595	$293,166
Accrued expenses	45,227	31,103
Total current liabilities	400,822	324,269

Note payable related party	2,182,853	2,171,290
Total liabilities	2,583,675	2,495,559
Stockholders’ Equity:
Preferred stock - $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000	20	20
Common stock - $.001 par value, authorized 15,000,000 shares; issued and outstanding, 5,643,157 shares	5,643	5,643
Additional paid-in capital	90,963,554	90,946,074
Accumulated deficit	(89,955,166)	(89,658,931)
Noncontrolling interest	-	(48)
Total stockholders' equity	1,014,051	1,292,758
Total liabilities and stockholders' equity	$3,597,726	$3,788,317

See notes to the unaudited condensed consolidated financial statements.

MANGO CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Structured settlements revenue	$1,239,151	$-

Costs of structured settlements revenue:
Annuitant funding	915,750	-
Brokers’ fees	59,446	-
Legal and professional fees	102,708	-
Administrative fees	6,250	-
Gross profit (loss)	154,997	-

Operating expenses:
Compensation and payroll taxes	254,489	14,583
Marketing and advertising	100,954	-
Interest	8,191	-
Depreciation and amortization	725	-
Other legal and professional fees	44,829	37,024
Other	70,837	3,285

Loss from operations	(325,028)	(54,892)
Interest income	22,370	21,889
Gain on sale of investments	56,485	3,463
Unrealized investment gain (loss)	(50,015)	10,977

Net loss	$(296,188)	$(18,563)

Net loss per share – basic and diluted	$(0.05)	$(0.01)

Weighted average shares outstanding – basic and diluted	5,643,157	5,443,157

See notes to the unaudited condensed consolidated financial statements.

MANGO CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss	$(296,188)	$(18,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) loss in marketable securities	50,015	(4,436)
Stock-based compensation	17,482	3,000
Depreciation and amortization	725	-
Gain on sale of investments	(56,485)	(3,463)
Increase (decrease) in cash from the change in:
Accounts receivable	(36,315)	1,749
Prepaid expenses and other assets	(46,618)	(5,397)
Accounts payable	62,429	(33,931)
Accrued expenses	14,124	(5,377)
Net cash used in operating activities	(290,831)	(66,418)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Note receivable related party	200,000	-
Interest receivable	(556)	-
Proceeds from sale of investments	111,877	14,546
Investments in marketable securities	-	(8,006)
Net cash provided by investing activities	311,321	6,540

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Related party payable	11,563	-
Net cash provided by financing activities	11,563	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,053	(59,878)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	178,291	677,581
CASH AND CASH EQUIVALENTS, END OF PERIOD	$210,344	$617,703

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	NONE	NONE
Cash paid for income taxes	NONE	NONE

See notes to the unaudited condensed consolidated financial statements.

MANGO CAPITAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Operations

The Company

On January 25, 2011, the Company changed its name to Mango Capital, Inc.  In conjunction with the name change, the Company changed its stock symbol to MCAP effective February 16, 2011.

We recently completed the acquisition of Structured Settlement Investments, L.P. (“SSI”), a Delaware limited partnership, that originates, purchases and resells structured settlements from beneficiaries of insurance, litigation and lottery awards.  The partnership recently re-branded itself using the d/b/a of Aspyre Settlement Funding.  Aspyre Settlement Funding, Inc. (“Aspyre”) was incorporated in the State of Pennsylvania effective January 25, 2011 and has assumed the operations of SSI and SSI will be dissolved.

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

Although, we are evaluating alternate applications for our intellectual property, our technology business currently generates no revenue and is not the main focus of management and as such, management has deemed it unnecessary to report on this business segment until something materially changes.

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

The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

As shown in the unaudited condensed consolidated financial statements, during the three months ended March 31, 2011 and 2010, the Company incurred net losses of $296,188 and $18,563, respectively. Cash used in operations during the three months ended March 31, 2011 and 2010 was $290,831 and $66,418, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately attain profitability.

MANGO CAPITAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Principles of Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant intercompany balances.  The portion of net loss attributable to noncontrolling interests is presented as net loss applicable to noncontrolling interests on the unaudited condensed consolidated statements of operations, and the noncontrolling interest portion of SSI is presented as noncontrolling interest in the unaudited condensed consolidated balance sheets.  As of March 31, 2011, there is no longer a noncontrolling interest due to the incorporation of Aspyre Settlement Funding, Inc., effective January 25, 2011.

Goodwill - Goodwill and other intangibles with indefinite useful lives that are not subject to amortization are tested for impairment in the fourth quarter of each fiscal year, or more frequently whenever events or changes in circumstances indicate that impairment may have occurred.  Possible indicators of impairment include, but are not limited to sustained operating losses or poor operating performance trends, a significant decline in our expected future cash flows for a reporting unit, a decrease in our market capitalization below our book value for a sustained period of time, significant impairment of long-lived assets, or an expectation that a reporting unit will be disposed of or sold.  When indicated, we perform an evaluation to determine if impairment has occurred.  If impairment is identified, we measure and record the amount of the impairment loss.

For goodwill, the first step of the impairment analysis is performed by comparing the estimated fair value of each reporting unit to the related carrying value of the net assets of that reporting unit.   If the fair value of the reporting unit exceeds the carrying value of the net asset of that reporting unit, goodwill is not deemed to be impaired and no further testing is performed.  If the carrying value of the net assets for a reporting unit exceeds the related fair value, the second step of the impairment test is performed to measure any potential impairment.

The second step of the goodwill impairment test compares the fair value of the reporting unit’s goodwill with the carrying value of goodwill.  To determine the fair value of goodwill, the fair value of the reporting unit is allocated to all of its assets and liabilities, with the excess allocated to goodwill.  If the carrying amount of a reporting unit’s goodwill exceeds the fair value of that goodwill, an impairment loss is recognized for the difference.

Revenue Recognition - Structured settlements are generally contractual arrangements for a defined payment stream between a claimant and a defendant’s insurance carrier or a defined payment stream as a result of lottery winnings. Upon acquisition and the settlement of contractual obligations, the Company is assigned the streams of payments paid by the insurance company or other funding agent. All funding for the purchase of structured settlements is provided by third party or related party investors. The purchase of the structured settlements from the claimant or annuitant occurs simultaneously with the sale of such contract to the investor, therefore revenue is recorded upon settlement of the structured settlement contract with the investor upon which the right to receive the defined payment streams are readily convertible to cash. Payment is made to the annuitants for the purchase price of the structured settlements.  The Partnership does not currently maintain an inventory of structured settlements for future sales.

Cost of Structured Settlements Revenue - The costs of purchasing and selling structured settlements include lump sum payment to annuity holder, fees paid to brokers for introducing the structured settlements, legal expenses and court costs associated with the assignment of the structured settlement to the Company and the investor, and administrative fees.

Stock-Based Compensation - The Company accounts for stock-based employee compensation arrangements based on the estimated grant-date fair value.  During the three months ended March 31, 2011, the Company issued to certain officers and directors of the Company an aggregate of 972,150 options to purchase shares of the Company.  The options vest over a three year service period.  The stock options are exercisable at the date of grant, in accordance with the specified vesting schedule, and expire no later than ten years from the date of grant.

Equity instruments issued to non-employees are accounted for in accordance with the provisions of Financial Accounting Standards Boards Accounting Standards Codification (ASC) 505-50, “Equity Payments to Non-employees.”

Reclassification - Certain items on the 2010 financial statements were reclassified to conform to current year classifications.

MANGO CAPITAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Net Loss Per Common Share - Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects, in addition to the weighted average number of common shares, the potential dilution if common stock options were exercised into common stock and if shares of convertible preferred stock were converted into shares of common stock, unless the effects of such exercises and conversions would have been anti-dilutive. At March 31, 2011, there were 972,150 stock options and 20,000 shares of convertible preferred stock outstanding which have not been included in the calculation of diluted common shares outstanding as their effect would be anti-dilutive.

MANGO CAPITAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consist of the following:

March 31,
2011

Furniture and fixtures	$14,050
Computer equipment	29,809
Office equipment	9,745

53,604

Less: accumulated depreciation	45,595

$8,010

4. Income Taxes

At March 31, 2011 and December 31, 2010, the Company had no reserves for unrecognized tax benefits on the balance sheet.

There are currently no income tax examinations in progress.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company, files income tax returns in the U.S. federal jurisdiction and in the states of Pennsylvania and New York. The Company is no longer subject to U.S. federal and state and local tax examinations by tax authorities for years before 2007, although carry forward tax attributes that were generated prior to 2005 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. It is the Company’s policy to recognize interest and penalties related to income tax matters in penalty expense. For both the quarters ended March 31, 2011 and 2010, there were no amounts of interest and penalties recognized.

MANGO CAPITAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Stock Option Plan

As part of our compensation programs offered to our employees, we grant stock options. In addition, we have engaged third-party consultants and advisors and have compensated them in the form of stock options. The Company accounts for stock-based employee compensation arrangements based on the estimated grant-date fair value.  Stock based compensation expense for the three months ended March 31, 2011 was $17,482.

The Company currently has one stock-based compensation plan, which was ratified by the Board of Directors in January 2011 (the “2010 Plan”).  This plan provides for the issuance of up to 2,000,000 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant.  The stock options vest over a three year service period. As of March 31, 2011, there were 1,028,750 remaining options available for grant under this plan.

In January 2011, options to purchase a total of 972,150 shares of common stock were issued, 377,150 of which were due to the cancellation of options granted in 2009 and 2010:

New Grants issued under the 2010 Plan.

Directors & Executive Officers	Title	New Grants Issued	Value
Dennis M. Goett	Chairman & CEO	300,000	$33,000.00
Sean M. Gavin	CFO	70,000	$7,700.00
All Directors & Executive Officers as a Group		370,000

Non-Executive Directors	Title	New Grants Issued	Value
Elliott Singer	Director	50,000	$5,500.00
All Non-Executive Directors as a Group		50,000

Non-Executive Officers	Title	New Grants Issued	Value
Michael Betzig	President of wholly owned subsidiary	100,000	$11,000.00
Houston Winn	Chief Marketing Officer of wholly owned subsidiary	75,000	$8,250.00
All Non-Executive Officers as a Group		175,000

The estimated fair value of these options on the grant date is $0.11 and was determined using the Black-Scholes option pricing model. The assumptions used in the model were an estimated life of 6.25 years, volatility of 435%, dividend yield of 0.0% and a risk free interest rate of 2.76%.

There were no options exercised, forfeited or cancelled during the three months ended March 31, 2011.  158,905 of the outstanding options are exercisable at March 31, 2011.

MANGO CAPITAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Fair Value Measurements

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

The Company has presented the LawCash investment as a Level 3 asset based upon the unobservable inputs involved with the investment’s fair value.  The following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis for the three months ended March 31, 2011 and March 31, 2010:

2011
	Level 1	Level 2	Level 3	Total
LawCash investment	$—	$—	$248,835	$248,835
Equity securities	108,912	—	—	108,912
Total	$108,912	$—	$248,835	$357,747

2010
	Level 1	Level 2	Level 3	Total
LawCash investment	$—	$—	$335,031	$335,031
Equity securities	168,642	—	—	168,642
Total	$168,642	$—	$335,031	$503,673

MANGO CAPITAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Related Party Transactions

Note receivable – related party represents an amount pursuant to an agreement entered into on January 29, 2009.  Under this agreement the Company agreed to loan $600,000 to Plaintiff Holding XI LLC, a newly formed wholly owned subsidiary (the “Subsidiary”) of Plaintiff Funding Holding, Inc., d/b/a LawCash (“LawCash”).  Such $600,000 loan is evidenced by a secured promissory note issued by the Subsidiary to MangoSoft having a term of one (1) year and bearing interest at the rate of 14% per annum (the “MangoSoft Secured Note”).  The loan was renewed on January 29, 2010 with a term of one year and bearing interest at the rate of 14% per annum.  LawCash, through its various subsidiaries, is in the business of financing litigations, and the proceeds of the loan was used to fund various plaintiffs’ receivables in the normal course of LawCash’s business.  The Subsidiary’s obligations with respect to the MangoSoft Secured Note are guaranteed by LawCash (the “LawCash Guarantee”), and in addition, Mr. Selig Zises has agreed to guarantee up to $120,000 of losses incurred by the Company in connection with the MangoSoft Secured Note (the “Loss Guarantee”).  The loan maturity date was extended on January 29, 2011 for sixty (60) days and the interest rate was raised to a rate of 16.0% per annum.  We received a partial payment of $200,000 on March 24, 2011.  The current outstanding principal balance as of March 31, 2011 is $400,000.  On March 31, 2011, the loan maturity date was extended for ninety (90) days and the interest rate remained at the rate of 16.0% per annum. As of March 31, 2011, $407,556 was due from LawCash, including accrued interest of $7,556.  Interest income recognized was $22,322 during the three months ended March 31, 2011.

Note payable related party – On December 22, 2010, SSI entered into an unsecured promissory note agreement with Plaintiff Funding Holding, Inc. in the amount of $2,170,471. The agreement provides for interest to be accrued at 1.53% per annum beginning on December 22, 2010 through December 31, 2015, payable on the maturity date.  The loan, including interest accrued, may be prepaid at any time prior to the maturity date.  Interest expense charged to operations during the three months ended March 31, 2011 was $8,191 and is outstanding as of March 31, 2011.  Principal payable under the note agreement is to be repaid in four installments amounting to the lesser of 25% of the original note balance ($542,618) each or 10% of the operating profit of Structured Settlement Investments, LP.  The four installments are due annually beginning on December 31, 2012 through December 31, 2015.

8.   Investments

Investments include certain marketable securities with a fair value of $108,912 at March 31, 2011, which are held in a brokerage account. Fair value is determined for this investment using quoted prices in an active market. This pricing methodology applies to Level 1 investments in the fair value hierarchy.

On May 22, 2009, the Company purchased from a related party, Plaintiff Funding Holding, Inc., d/b/a LawCash (“LawCash”), for the sum of $400,000 (the “Purchase Price”), all of LawCash’s rights, title and interest in certain specified litigations that had been funded by LawCash (the “Cases”).  LawCash, through its various subsidiaries, is in the business of financing personal injury litigations, such as the Cases, and in connection therewith, receives a contingent interest in the proceeds of the potential recovery by a personal injury claimant or litigant.  In accordance with the bill of sale entered into on May 22, 2009 by the Company and LawCash pursuant to which the Company acquired the Cases (the “Bill of Sale”), LawCash will service the Cases pursuant to a master services agreement dated May 22, 2009 (the “Master Services Agreement”) and the Company is entitled to receive from the disposition of the Cases (i) the return of the Purchase Price, and (ii) a return on the Purchase Price of 14% per annum.  This investment is valued at $248,835 at March 31, 2011.  Due to the uncertainty of future cash flows, this investment is on nonaccrual status and accounted for using the cost recovery method of accounting and is classified as a Level 3 asset by the Company.

MANGO CAPITAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.       Subsidiary – Aspyre Settlement Funding, Inc.

On December 22, 2010, the Company acquired SSI from the limited partner, Structured Settlements 2009, LLC, and the General Partner, SSI-GP Holding, LLC (the “GP”).  SSI purchases structured settlements including insurance, legal, lottery and other contractual annuity payment and sells such contracts into a market of private investors. The partnership re-branded itself using the d/b/a of Aspyre Settlement Funding. On January 20, 2011, a First Amendment to Partnership Interest Purchase Agreement was entered into to ensure that the SSI legal entity would continue until such time as a new corporation was formed to continue the operations of SSI.  Aspyre Settlement Funding, Inc. (“Aspyre”) was incorporated in the State of Pennsylvania effective January 25, 2011 and has since assumed the operations of SSI. By March 31, 2011, the Company issued the remaining stock due to the GP thereby fully consummating the December 22, 2010 acquisition and eliminating any non-controlling interest in SSI previously held by the GP. SSI will be dissolved in the second quarter of this year.

10.       Subsequent Events

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

Technology Business:
Although, we are evaluating alternate applications for our intellectual property, our technology business currently generates no revenues and is not the main focus of management and as such, management has deemed it unnecessary to report on this business segment until something materially changes.

Costs and Expenses

Cost of Structured Settlement Revenue - The costs of purchasing and selling structured settlements include lump sum payment to annuity holder, fees paid to brokers for introducing the structured settlements, legal expenses and court costs associated with the assignment of the structured settlement to the Company and the investor, and administrative fees.

Operating Expenses - General and administrative expenses consisted primarily of salaries and related personnel costs, marketing and advertising costs, and other general corporate costs such as facility costs, interest, commercial and general liability insurance, accounting and legal expenses and other costs typical of a publicly held corporation.

Workforce - At March 31, 2011, we had eleven (11) employees and outsourced our legal, accounting and payroll functions.

Results of Operations – Three Months Ended March 31, 2011 and 2010

Revenues.  Our revenues increased to $1,239,151 in 2011 from $0 in 2010.  The reason for the increase was due to our recent acquisition of Aspyre Settlement Funding, Inc., formerly SSI.  During the first quarter of 2011, the Company closed fourteen (14) transactions. There were no revenues recognized from the technology business in the first quarter of 2011 or 2010.

Cost of Revenue.  Our cost of revenue increased to $1,084,154 in 2011 from $0 in 2010.  The reason for the increase was due to increased revenues from our structured settlement business line, which was acquired in December 2010.

Compensation and Payroll Taxes.  Our compensation and payroll taxes increased by 1,645.1% to $254,489 in 2011 from $14,583 in 2010.  The reason for the increase was due to the increase in personnel, both through organic growth and the acquisition of SSI.  During the three months ended March 31, 2011, the Company had eleven (11) full-time employees compared to two (2) for the comparable period in 2010.

Marketing and Advertising Expense.  Our marketing and advertising expenses increased to $100,954 in 2011 from $0 in 2010.  The increase was primarily due to the production of two television advertisements for Aspyre.  The commercials were completed in March and are currently airing nationally on select, targeted television stations.

Loss from Operations.  Our loss from operations increased $270,136 to $325,028 for the three months ended March 31, 2011 compared with a loss from operations of $54,892 for the comparable period in 2010, as a result of the above factors.

Interest Income.  Interest income increased $481 to $22,370 for the three months ended March 31, 2011 compared to $21,889 for the comparable period. This interest is related to our investment in LawCash, as described in Note 7 to our consolidated financial statements.

Realized and Unrealized Investment Gain (Loss).  For the three months ended March 31, 2011, there was $56,485 in realized gains recognized from the sale of investments and $50,015 in unrealized losses from investments held at Ladenburg Thalmann. For the three months ended March 31, 2010, there was $3,463 in realized gains on the sale of investments and $10,977 in unrealized gains from investments held at Ladenburg Thalmann.

Personnel.  At March 31, 2011, we had eleven (11) full-time employees and outsourced our legal, accounting and payroll functions.

Financial Condition, Liquidity and Capital Resources

At March 31, 2011, we had a cash balance of approximately $210,344 and a working capital balance of approximately $660,000. We do not have any commercial commitments or off balance sheet financing.

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

As shown in the unaudited condensed consolidated financial statements, during the three months ended March 31, 2011 and 2010, we recognized net losses of $296,188 and $18,563, respectively. Cash used in operations during the three months ended March 31, 2011 and 2010 was $290,831 and $66,418, respectively. These factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with our executive officers, Dennis M. Goett in his role as Chief Executive Officer and President and Sean M. Gavin in his role as Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that our disclosure controls and procedures are not effective as of March 31, 2011.

Management’s Quarterly Report on Internal Control over Financial Reporting.

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

At March 31, 2011, we had eleven employees and outsourced our legal, accounting and payroll functions. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by Mr. Dennis M. Goett, Chief Executive Officer and President or Sean M. Gavin, Chief Financial Officer.

After evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), management has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure.

We have identified deficiencies in the design or operation of the Company’s internal controls that we consider to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Specifically, we found that the Company has an overall lack of segregation of duties as well as a lack of necessary corporate accounting resources related to the financial reporting process and accounting functions as the Company does not have any full-time accounting personnel.  Accordingly, certain functional and monitoring controls do not exist as of March 31, 2011.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than the routine litigation occurring in the normal course of operations, to which we are a party or of which any of our properties are subject.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Number	Description of Exhibit
2.1	Agreement and Plan of Merger by and among First American Clock Co., MangoSoft Corporation and MangoMerger Corp., dated as of August 27, 1999. (1)

3.1	Articles of Incorporation, as amended. (2)

3.2	By-laws. (2)

4.1	Rights Plan. (6)

14	Code of Ethics. (7)

21	Subsidiary of the Registrant. (2)

31.1	Certification of Chief Executive Officer required by Rule 13a 14(a) or Rule 15-d14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a 14(a) or Rule 15-d14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	1999 Incentive Compensation Plan, as amended and restated on May 1, 2000. (1)

99.2	Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (1)

99.3	Form of Warrant Agreement. (1)

99.4	Asset Purchase Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)

99.5	Warrant Agreement, dated February 11, 2002, between MangoSoft, Inc. and Fleet National Bank. (4)

99.6	Hosting License Agreement, dated January 1, 2010 between MangoSoft, Inc. and Built Right Networks LLC. (5)

99.7	Partnership Interest Purchase Agreement, dated December 22, 2010 by and among MangoSoft, Inc. (“Buyer”), Structured Settlements 2009, LLC and SSI-GP Holding, LLC. (8)

(1)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.

(2)	Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby incorporated by reference thereto.

(3)	Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.

(4)	Filed as an exhibit to our Quarterly Report filed August 14, 2002 for the quarter ended September 30, 2002 and hereby incorporated by reference thereto.

(5)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 30, 2002 and hereby incorporated by reference thereto.

(6)	Filed as an exhibit to our Current Report on Form 8-K for an event dated March 21, 2003, as amended on July 25, 2003, and hereby incorporated by reference thereto.

(7)	Filed as an exhibit to our Annual Report filed on March 26, 2004 for the year ended December 31, 2003 and hereby incorporated by reference thereto.

(8)	Filed as an exhibit to our Current Report on Form 8-K for an event dated December 22, 2010 and hereby incorporated by reference thereto.

(b)	Reports on Form 8-K:

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

(2)
On May 22, 2009, MangoSoft, Inc. (the “Company”) agreed to purchase from Plaintiff Funding Holding, Inc., d/b/a LawCash (“LawCash”), for the sum of $400,000 (the “Purchase Price”), all of LawCash’s rights, title and interest in certain specified litigations that had been funded by LawCash (the “Cases”).  LawCash, through its various subsidiaries, is in the business of financing personal injury litigations, such as the Cases, and in connection therewith, receives a contingent interest in the proceeds of the potential recovery by a personal injury claimant or litigant.  In accordance with the bill of sale entered into on May 22, 2009 by the Company and LawCash pursuant to which the Company acquired the Cases (the “Bill of Sale”), LawCash will service the Cases pursuant to a master services agreement dated May 22, 2009 (the “Master Services Agreement”) and the Company is entitled to receive from the disposition of the Cases (i) the return of the Purchase Price, and (ii) a return on the Purchase Price of 14% per annum.

(3)
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

(4)
On January 27, 2010, MangoSoft, Inc. (the “Company”) announced the appointment of Dennis M. Goett as Chief Operating Officer and Chief Financial Officer of the Company as well as his election to the Board of Directors. The Company also announced the transition of its offices to New York. The Company’s new mailing address is 108 Village Square, Suite 315, Somers, New York 10589. The telephone number for the new executive offices is 914-669-5333.

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

(6)
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

(7)
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

(8)
On March 3, 2011, the Company filed a Form 8-K/A where it announced the following: (i) pursuant to written consent of a majority of the shareholders of the Company, the Company filed an Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada changing its name from MangoSoft, Inc. to Mango Capital, Inc.  The Company filed all required notifications with FINRA to effect the change in the name of the Company and simultaneously changed its trading symbol to MCAP effective February 17, 2011. (See, the Company’s Form 14C filing with the SEC)., (ii) Sean M. Gavin, the Chief Financial Officer of the Company, was elected as corporate Secretary of the Company effective February 16, 2011, simultaneously Dennis M. Goett, the Chief Executive Officer of the Company resigned as corporate Secretary and was elected assistant corporate Secretary, (iii) The agreement to acquire was amended SSI LP was to ensure that the SSI legal entity would continue until such time as Aspyre Settlement Funding, Inc. (“Aspyre”) could be organized and that Aspyre Settlement Funding, Inc. was incorporated as a Pennsylvania domestic corporation effective January 25, 2011, and (iv) the Company entered into a First Amendment to Secured Promissory Note amending the Maturity Date of the Secured Promissory Note, for an initial period of sixty (60) days, in exchange for the accrual of a higher rate of interest.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 16, 2011	MANGO CAPITAL, INC.

/S/ Dennis M. Goett
Dennis M. Goett
Chief Executive Officer

May 16, 2011	MANGO CAPITAL, INC.

/S/ Sean M. Gavin
Sean M. Gavin
Chief Financial Officer