Form 10-Q
period 2011-06-30
MANGO CAPITAL INC
filed 2011-08-15
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-Q

☒                      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended June 30, 2011
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

As of August 15, 2011, there were 5,643,157 shares of common stock outstanding.

 MANGO CAPITAL, INC. AND SUBSIDIARIES

INDEX

Page
PART I. FINANCIAL INFORMATION

ITEM 1 – Condensed Consolidated Financial Statements (Unaudited):

Balance Sheets as of June 30, 2011 and December 31, 2010	3
Statements of Operations for the Three Months Ended June 30, 2011 and 2010	4
Statements of Operations for the Six Months Ended June 30, 2011 and 2010	5
Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 4 – Controls and Procedures	18

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings	19

ITEM 6 – Exhibits and Reports on Form 8-K	20

Signature	22

Officer Certification

MANGO CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$260,886	$178,291
Accounts receivable	64,764	709
Prepaid expenses	-	1,417
Note receivable related party	-	600,000
Investments	353,358	463,155
Interest receivable	-	7,000
Total current assets	679,008	1,250,572

Property and equipment, net of accumulated depreciation	7,285	8,735
Goodwill	2,529,010	2,529,010
Total assets	$3,215,303	$3,788,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$472,731	$293,166
Accrued expenses	32,965	31,103
Total current liabilities	505,696	324,269

Note payable related party	2,200,146	2,171,290
Total liabilities	2,705,842	2,495,559
Stockholders’ Equity:
Preferred stock - $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000 shares	20	20
Common stock - $.001 par value, authorized 15,000,000 shares; issued and outstanding, 5,643,157 shares	5,643	5,643
Additional paid-in capital	90,967,011	90,946,074
Accumulated deficit	(90,463,213)	(89,658,931)
Noncontrolling interest	-	(48)
Total stockholders' equity	509,461	1,292,758
Total liabilities and stockholders' equity	$3,215,303	$3,788,317

See notes to the unaudited condensed consolidated financial statements.

MANGO CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2011	2010

Structured settlements revenue	$544,604	$-

Costs of structured settlements revenue:
Annuitant funding	452,749	-
Brokers’ fees	20,712	-
Legal and professional fees	34,033	-
Administrative fees	3,550	-
Total costs of structured settlements revenue	511,044	-
Gross profit	33,560	-

Operating expenses:
Compensation and payroll taxes	305,672	53,340
Marketing and advertising	106,855	-
Interest	8,283	-
Depreciation and amortization	725	-
Other legal and professional fees	84,092	21,160
Other	42,654	24,365
Total operating expenses	548,281	98,865

Loss from operations	(514,721)	(98,865)
Interest income	9,289	22,046
Gain on sale of investments	-	3,118
Unrealized investment gain (loss)	(2,615)	8,895

Net loss	$(508,047)	$(64,806)

Net loss per share – basic and diluted	$(0.09)	$(0.01)

Weighted average shares outstanding – basic and diluted	5,643,157	5,443,157

See notes to the unaudited condensed consolidated financial statements.

MANGO CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

Structured settlements revenue	$1,783,755	$-

Costs of structured settlements revenue:
Annuitant funding	1,368,499	-
Brokers’ fees	80,158	-
Legal and professional fees	136,741	-
Administrative fees	9,800	-
Total costs of structured settlements revenue	1,595,198	-
Gross profit	188,557	-

Operating expenses:
Compensation and payroll taxes	560,162	63,920
Marketing and advertising	207,809	-
Interest	16,474	-
Depreciation and amortization	1,450	-
Other legal and professional fees	128,922	38,184
Other	113,489	51,596
Total operating expenses	1,028,306	153,700

Loss from operations	(839,749)	(153,700)
Interest income	31,659	43,935
Gain on sale of investments	56,485	6,580
Unrealized investment gain (loss)	(52,630)	19,816

Net loss	$(804,235)	$(83,369)

Net loss per share – basic and diluted	$(0.14)	$(0.02)

Weighted average shares outstanding – basic and diluted	5,643,157	5,443,157

See notes to the unaudited condensed consolidated financial statements.

MANGO CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss	$(804,235)	$(83,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) loss in marketable securities	52,630	(19,816)
Stock-based compensation	20,939	3,000
Depreciation and amortization	1,450	-
Gain on sale of investments	(56,485)	-
Increase (decrease) in cash from the change in:
Accounts receivable	(64,055)	1,968
Prepaid expenses and other assets	1,417	(27,447)
Accounts payable	179,565	(33,931)
Accrued expenses	1,862	(27,770)
Net cash used in operating activities	(666,912)	(187,365)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Note receivable related party	600,000	-
Interest receivable	7,000	233
Proceeds from sale of investments	113,651	62,844
Net cash provided by investing activities	720,651	63,077

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Related party payable	28,856	-
Net cash provided by financing activities	28,856	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	82,595	(124,288)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	178,291	677,581
CASH AND CASH EQUIVALENTS, END OF PERIOD	$260,886	$533,293

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	NONE	NONE
Cash paid for income taxes	NONE	NONE

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

During the fourth quarter of 2010, we completed the acquisition of Structured Settlement Investments, L.P. (“SSI”), a Delaware limited partnership, that originates, purchases and resells structured settlements from beneficiaries of insurance, litigation and lottery awards.  The partnership had recently re-branded itself using the d/b/a of Aspyre Settlement Funding.  Aspyre Settlement Funding, Inc. (“Aspyre”) was incorporated in the State of Pennsylvania effective January 25, 2011 and has assumed the operations of SSI and SSI will be dissolved.

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

As shown in the unaudited condensed consolidated financial statements, during the six months ended June 30, 2011 and 2010, the Company incurred net losses of $804,235 and $83,369, respectively. Cash used in operations during the six months ended June 30, 2011 and 2010 was $666,912 and $187,365, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately attain profitability.

MANGO CAPITAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Principles of Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant intercompany balances.  The portion of net loss attributable to noncontrolling interests is presented as net loss applicable to noncontrolling interests on the unaudited condensed consolidated statements of operations, and the noncontrolling interest portion of SSI is presented as noncontrolling interest in the unaudited condensed consolidated balance sheets.  As of June 30, 2011, there is no longer a noncontrolling interest due to the incorporation of Aspyre Settlement Funding, Inc., effective January 25, 2011.

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

Revenue Recognition - Structured settlements are generally contractual arrangements for a defined payment stream between a claimant and a defendant’s insurance carrier or a defined payment stream as a result of lottery winnings. Upon acquisition and the settlement of contractual obligations, the Company is assigned the streams of payments paid by the insurance company or other funding agent. All funding for the purchase of structured settlements is provided by third party or related party investors. The purchase of the structured settlements from the claimant or annuitant occurs simultaneously with the sale of such contract to the investor, therefore revenue is recorded upon court approval of the structured settlement contract with the investor upon which the right to receive the defined payment streams are readily convertible to cash. Payment is made to the annuitants for the purchase price of the structured settlements.  The Company does not currently maintain an inventory of structured settlements for future sales.

Cost of Structured Settlements Revenue - The costs of purchasing and selling structured settlements include lump sum payment to annuity holder, fees paid to brokers for introducing the structured settlements, legal expenses and court costs associated with the assignment of the structured settlement to the Company and the investor, and administrative fees.

Stock-Based Compensation - The Company accounts for stock-based employee compensation arrangements based on the estimated grant-date fair value.  During the six months ended June 30, 2011, the Company issued to certain officers and directors of the Company an aggregate of 972,150 options to purchase shares of the Company.  The options vest over a three year service period.  The stock options are exercisable at the date of grant, in accordance with the specified vesting schedule, and expire no later than ten years from the date of grant.

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

 MANGO CAPITAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Net Loss Per Common Share - Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects, in addition to the weighted average number of common shares, the potential dilution if common stock options were exercised into common stock and if shares of convertible preferred stock were converted into shares of common stock, unless the effects of such exercises and conversions would have been anti-dilutive. At June 30, 2011, there were 972,150 stock options and 20,000 shares of convertible preferred stock outstanding which have not been included in the calculation of diluted common shares outstanding as their effect would be anti-dilutive.

MANGO CAPITAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consist of the following:

June 30,
2011

Furniture and fixtures	$14,050
Computer equipment	29,809
Office equipment	9,745

53,604

Less: accumulated depreciation	46,319

$7,285

4. Income Taxes

At June 30, 2011 and December 31, 2010, the Company had no reserves for unrecognized tax benefits on the balance sheet.

There are currently no income tax examinations in progress.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company, files income tax returns in the U.S. federal jurisdiction and in the states of Pennsylvania and New York. The Company is no longer subject to U.S. federal and state and local tax examinations by tax authorities for years before 2007, although carry forward tax attributes that were generated prior to 2005 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. It is the Company’s policy to recognize interest and penalties related to income tax matters in penalty expense. For both the quarters ended June 30, 2011 and 2010, there were no amounts of interest and penalties recognized.

 MANGO CAPITAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Stock Option Plan

As part of our compensation programs offered to our employees, we grant stock options. In addition, we have engaged third-party consultants and advisors and have compensated them in the form of stock options. The Company accounts for stock-based employee compensation arrangements based on the estimated grant-date fair value.  Stock based compensation expense for the six months ended June 30, 2011 was $20,937.

The Company currently has one stock-based compensation plan, which was ratified by the Board of Directors in January 2011 (the “2010 Plan”).  This plan provides for the issuance of up to 2,000,000 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant.  The stock options vest over a three year service period. As of June 30, 2011, there were 1,128,750 remaining options available for grant under this plan.

In January 2011, options to purchase a total of 972,150 shares of common stock were issued, 377,150 of which were due to the cancellation of options granted in 2009 and 2010:

New Grants issued under the 2010 Plan.

Directors & Executive Officers	Title	New Grants Issued	Value
Dennis M. Goett	Chairman & CEO	300,000	$33,000
Sean M. Gavin	CFO	70,000	$7,700
All Directors & Executive Officers as a Group		370,000

Non-Executive Directors	Title	New Grants Issued	Value
Elliott Singer	Director	50,000	$5,500
All Non-Executive Directors as a Group		50,000

Non-Executive Officers	Title	New Grants Issued	Value
Michael Betzig	President of wholly owned subsidiary	100,000	$11,000.00
Houston Winn	Chief Marketing Officer of wholly owned subsidiary	75,000	$8,250.00
All Non-Executive Officers as a Group		175,000

The estimated fair value of these options on the grant date is $0.11 and was determined using the Black-Scholes option pricing model. The assumptions used in the model were an estimated life of 6.25 years, volatility of 435%, dividend yield of 0.0% and a risk free interest rate of 2.76%.

There were no options exercised, forfeited or cancelled during the six months ended June 30, 2011.  Of the options outstanding at June 30, 2011, 190,330 are exercisable.

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

The Company has presented the LawCash investment as a Level 3 asset based upon the unobservable inputs involved with the investment’s fair value.  The following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis for the six months ended June 30, 2011 and December 31, 2010:

2011
	Level 1	Level 2	Level 3	Total
LawCash investment	$—	$—	$248,835	$248,835
Equity securities	104,523	—	—	104,523
Total	$104,523	$—	$248,835	$353,358

2010
	Level 1	Level 2	Level 3	Total
LawCash investment	$—	$—	$248,835	$248,835
Equity securities	214,320	—	—	214,320
Total	$214,320	$—	$248,835	$463,155

MANGO CAPITAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Related Party Transactions

Note receivable – related party represents an amount pursuant to an agreement entered into on January 29, 2009.  Under this agreement the Company agreed to loan $600,000 to Plaintiff Holding XI LLC, a newly formed wholly owned subsidiary (the “Subsidiary”) of Plaintiff Funding Holding, Inc., d/b/a LawCash (“LawCash”).  Such $600,000 loan is evidenced by a secured promissory note issued by the Subsidiary to MangoSoft having a term of one (1) year and bearing interest at the rate of 14% per annum (the “MangoSoft Secured Note”).  The loan was renewed on January 29, 2010 with a term of one year and bearing interest at the rate of 14% per annum.  LawCash, through its various subsidiaries, is in the business of financing litigations, and the proceeds of the loan was used to fund various plaintiffs’ receivables in the normal course of LawCash’s business.  The Subsidiary’s obligations with respect to the MangoSoft Secured Note are guaranteed by LawCash (the “LawCash Guarantee”), and in addition, Mr. Selig Zises has agreed to guarantee up to $120,000 of losses incurred by the Company in connection with the MangoSoft Secured Note (the “Loss Guarantee”).  The loan maturity date was extended on January 29, 2011 for sixty (60) days and the interest rate was raised to a rate of 16.0% per annum.  We received a partial payment of $200,000 on March 24, 2011.  On March 31, 2011, the loan maturity date was extended for ninety (90) days and the interest rate remained at the rate of 16.0% per annum. On June 28, 2011, the loan was paid in full. Interest income recognized was $31,659 during the six months ended June 30, 2011.

Note payable related party – On December 22, 2010, SSI entered into an unsecured promissory note agreement with Plaintiff Funding Holding, Inc. in the amount of $2,170,471. The agreement provides for interest to be accrued at 1.53% per annum beginning on December 22, 2010 through December 31, 2015, payable on the maturity date.  The loan, including interest accrued, may be prepaid at any time prior to the maturity date.  Interest expense charged to operations during the six months ended June 31, 2011 was $16,474 and is outstanding as of June 30, 2011.  Principal payable under the note agreement is to be repaid in four installments amounting to the lesser of 25% of the original note balance ($542,618) each or 10% of the operating profit of Structured Settlement Investments, LP.  The four installments are due annually beginning on December 31, 2012 through December 31, 2015.

8.   Investments

Investments include certain marketable securities with a fair value of $104,523 at June 30, 2011, which are held in a brokerage account. Fair value is determined for this investment using quoted prices in an active market. This pricing methodology applies to Level 1 investments in the fair value hierarchy.

On May 22, 2009, the Company purchased from a related party, Plaintiff Funding Holding, Inc., d/b/a LawCash (“LawCash”), for the sum of $400,000 (the “Purchase Price”), all of LawCash’s rights, title and interest in certain specified litigations that had been funded by LawCash (the “Cases”).  LawCash, through its various subsidiaries, is in the business of financing personal injury litigations, such as the Cases, and in connection therewith, receives a contingent interest in the proceeds of the potential recovery by a personal injury claimant or litigant.  In accordance with the bill of sale entered into on May 22, 2009 by the Company and LawCash pursuant to which the Company acquired the Cases (the “Bill of Sale”), LawCash will service the Cases pursuant to a master services agreement dated May 22, 2009 (the “Master Services Agreement”) and the Company is entitled to receive from the disposition of the Cases (i) the return of the Purchase Price, and (ii) a return on the Purchase Price of 14% per annum.  This investment is valued at $248,835 at June 30, 2011.  Due to the uncertainty of future cash flows, this investment is on nonaccrual status and accounted for using the cost recovery method of accounting and is classified as a Level 3 asset by the Company.

MANGO CAPITAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.       Subsidiary – Aspyre Settlement Funding, Inc.

On December 22, 2010, the Company acquired SSI from the limited partner, Structured Settlements 2009, LLC, and the General Partner, SSI-GP Holding, LLC (the “GP”).  SSI purchases structured settlements including insurance, legal, lottery and other contractual annuity payment and sells such contracts into a market of private investors.   The partnership re-branded itself using the d/b/a of Aspyre Settlement Funding. On January 20, 2011, a First Amendment to Partnership Interest Purchase Agreement was entered into to ensure that the SSI legal entity would continue until such time as a new corporation was formed to continue the operations of SSI.  Aspyre Settlement Funding, Inc. (“Aspyre”) was incorporated in the State of Pennsylvania effective January 25, 2011 and has since assumed the operations of SSI. By March 31, 2011, the Company issued the remaining stock due to the GP thereby fully consummating the December 22, 2010 acquisition and eliminating any non-controlling interest in SSI previously held by the GP. SSI will be dissolved this year.

10.       Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements are being filed with the Securities & Exchange Commission.

Since June 30, 2011, the Company felt it was necessary to put in place work force reductions, at the Company and subsidiary level, in an effort to reduce the overall administrative expenses and cost of sales. Four (4) positions have been eliminated as a result of these work force reductions. The cost savings will not be fully realized until Q4 as certain expenses associated with the work force reductions (such as severance pay) will be paid in Q3. As a result of the eliminations, 100,000 stock options that were previously granted have been cancelled.

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

Workforce - At June 30, 2011, we had eleven (11) employees and outsourced our legal, accounting and payroll functions.

Results of Operations – Three Months Ended June 30, 2011 and 2010

Revenues.   Our revenues increased to $544,604 in 2011 from $0 in 2010.  The reason for the increase was due to our recent acquisition of Aspyre Settlement Funding, Inc., formerly SSI.  During the three months ended June 30, 2011, the Company closed nine (9) transactions. There were no revenues recognized from the technology business in the second quarter of 2011 or 2010.

Cost of Revenue.   Our cost of revenue increased to $511,044 in 2011 from $0 in 2010.  The reason for the increase was due to increased revenues from our structured settlement business line, which was acquired in December 2010.

Compensation and Payroll Taxes.   Our compensation and payroll taxes increased by 473% to $305,672 in 2011 from $53,340 in 2010.  The reason for the increase was due to the increase in personnel, both through organic growth and the acquisition of SSI.  During the three months ended June 30, 2011, the Company had eleven (11) full-time employees compared to three (3) for the comparable period in 2010.

Marketing and Advertising Expense.   Our marketing and advertising expenses increased to $106,855 in 2011 from $0 in 2010.  The increase was primarily due to the production of two television advertisements for Aspyre.  The commercials were completed in March and are currently airing nationally on select, targeted television stations.

Loss from Operations.   Our loss from operations increased $415,856 to $514,721 for the three months ended June 30, 2011 compared with a loss from operations of $98,865 for the comparable period in 2010, as a result of the above factors.

Interest Income.  Interest income decreased $12,757 to $9,289 for the three months ended June 30, 2011 compared to $22,046 for the comparable period. This interest is related to our investment in LawCash, as described in Note 7 to our unaudited condensed consolidated financial statements.

Realized and Unrealized Investment Gain (Loss).  For the three months ended June 30, 2011, there was $0 in realized gains recognized from the sale of investments and $2,615 in unrealized losses from investments held at Ladenburg Thalmann. For the three months ended June 30, 2010, there was $3,118 in realized gains on the sale of investments and $8,895 in unrealized gains from investments held at Ladenburg Thalmann.

Results of Operations – Six Months Ended June 30, 2011 and 2010

Revenues.   Our revenues increased to $1,783,755 in 2011 from $0 in 2010.  The reason for the increase was due to our recent acquisition of Aspyre Settlement Funding, Inc., formerly SSI.  During the six months ended June 30, 2011, the Company closed twenty-two (22) transactions. There were no revenues recognized from the technology business during the six months ended June 20, 2011 and 2010.

Cost of Revenue.   Our cost of revenue increased to $1,595,198 in 2011 from $0 in 2010.  The reason for the increase was due to increased revenues from our structured settlement business line, which was acquired in December 2010.

Compensation and Payroll Taxes.   Our compensation and payroll taxes increased by 776% to $560,162 in 2011 from $63,920 in 2010.  The reason for the increase was due to the increase in personnel, both through organic growth and the acquisition of SSI.  During the six months ended June 30, 2011, the Company had eleven (11) full-time employees compared to three (3) for the comparable period in 2010.

Marketing and Advertising Expense.   Our marketing and advertising expenses increased to $207,809 in 2011 from $0 in 2010.  The increase was primarily due to the production of two television advertisements for Aspyre as well as a targeted web campaign.  The commercials were completed in March and are currently airing nationally on select, targeted television stations.

Loss from Operations.   Our loss from operations increased $686,049 to $839,749 for the six months ended June 30, 2011 compared with a loss from operations of $153,700 for the comparable period in 2010, as a result of the above factors.

Interest Income.  Interest income decreased $12,276 to $31,659 for the six months ended June 30, 2011 compared to $43,395 for the comparable period. This interest is related to our investment in LawCash, as described in Note 8 to our unaudited condensed consolidated financial statements.

Realized and Unrealized Investment Gain (Loss).  For the six months ended June 30, 2011, there was $56,485 in realized gains recognized from the sale of investments and $52,630 in unrealized losses from investments held at Ladenburg Thalmann. For the six months ended June 30, 2010, there was $6,580 in realized gains on the sale of investments and $19,816 in unrealized gains from investments held at Ladenburg Thalmann.

Financial Condition, Liquidity and Capital Resources

At June 30, 2011, we had a cash balance of approximately $261,000 and a working capital balance of approximately $173,000. We do not have any commercial commitments or off balance sheet financing.

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

As shown in the unaudited condensed consolidated financial statements, during the six months ended June 30, 2011 and 2010, we recognized net losses of $804,235 and $83,369, respectively. Cash used in operations during the six months ended June 30, 2011 and 2010 was $666,912 and $187,365, respectively. These factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with our executive officers, Dennis M. Goett in his role as Chief Executive Officer and President and Sean M. Gavin in his role as Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that our disclosure controls and procedures are not effective as of June 30, 2011.

We have not made any changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than the routine litigation occurring in the normal course of operations, to which we are a party or of which any of our properties are subject.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)             Exhibits:

Number	Description of Exhibit
2.1	Agreement and Plan of Merger by and among First American Clock Co., MangoSoft Corporation and MangoMerger Corp., dated as of August 27, 1999. (1)

3.1	Articles of Incorporation, as amended. (2)

3.2	By-laws. (2)

4.1	Rights Plan. (6)

14	Code of Ethics. (7)

21	Subsidiary of the Registrant. (2)

31.1	Certification of Chief Executive Officer required by Rule 13a 14(a) or Rule 15-d14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a 14(a) or Rule 15-d14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	1999 Incentive Compensation Plan, as amended and restated on May 1, 2000. (1)

99.2	Form of Subscription Agreement for purchase of common stock, dated as of March 20, 2000. (1)

99.3	Form of Warrant Agreement. (1)

99.4	Hosting License Agreement, dated January 1, 2010 between MangoSoft, Inc. and Built Right Networks LLC. (5)

99.5	Partnership Interest Purchase Agreement, dated December 22, 2010 by and among MangoSoft, Inc. (“Buyer”), Structured Settlements 2009, LLC and SSI-GP Holding, LLC. (8)

(1)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 7, 1999 and hereby incorporated by reference thereto.

(2)	Filed as an exhibit to our Registration Statement on Form 10-SB, filed June 9, 2000, and hereby incorporated by reference thereto.

(3)	Filed as an exhibit to our Quarterly Report filed November 9, 1999 for the quarter ended September 30, 1999 and hereby incorporated by reference thereto.

(4)	Filed as an exhibit to our Current Report on Form 8-K for an event dated September 30, 2002 and hereby incorporated by reference thereto.

(5)	Filed as an exhibit to our Current Report on Form 8-K for an event dated March 21, 2003, as amended on July 25, 2003, and hereby incorporated by reference thereto.

(6)	Filed as an exhibit to our Annual Report filed on March 26, 2004 for the year ended December 31, 2003 and hereby incorporated by reference thereto.

(7)	Filed as an exhibit to our Current Report on Form 8-K for an event dated December 22, 2010 and hereby incorporated by reference thereto.

(b)	Reports on Form 8-K:

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

(8)
On March 3, 2011, the Company filed a Form 8-K/A where it announced the following: (i) pursuant to written consent of a majority of the shareholders of the Company, the Company filed an Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada changing its name from MangoSoft, Inc. to Mango Capital, Inc.  The Company filed all required notifications with FINRA to effect the change in the name of the Company and simultaneously changed its trading symbol to MCAP effective February 17, 2011. ( See, the Company’s Form 14C filing with the SEC)., (ii) Sean M. Gavin, the Chief Financial Officer of the Company, was elected as corporate Secretary of the Company effective February 16, 2011, simultaneously Dennis M. Goett, the Chief Executive Officer of the Company resigned as corporate Secretary and was elected assistant corporate Secretary, (iii) The agreement to acquire was amended SSI LP was to ensure that the SSI legal entity would continue until such time as Aspyre Settlement Funding, Inc. (“Aspyre”) could be organized and that Aspyre Settlement Funding, Inc. was incorporated as a Pennsylvania domestic corporation effective January 25, 2011, and (iv) the Company entered into a First Amendment to Secured Promissory Note amending the Maturity Date of the Secured Promissory Note, for an initial period of sixty (60) days, in exchange for the accrual of a higher rate of interest.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 15, 2011	MANGO CAPITAL, INC.

/S/ Dennis M. Goett
Dennis M. Goett
Chief Executive Officer

August 15, 2011	MANGO CAPITAL, INC.

/S/ Sean M. Gavin
Sean M. Gavin
Chief Financial Officer