Form 10-Q
period 2011-09-30
MANGO CAPITAL INC
filed 2011-11-14
CIK 947969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-Q

☒                      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended September 30, 2011
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

As of November 14, 2011, there were 5,643,157 shares of common stock outstanding.

  MANGO CAPITAL, INC. AND SUBSIDIARIES

INDEX

Page
PART I. FINANCIAL INFORMATION

ITEM 1 – Condensed Consolidated Financial Statements (Unaudited):

Balance Sheets as of September 30, 2011 and December 31, 2010	3
Statements of Operations for the Three Months Ended September 30, 2011 and 2010	4
Statements of Operations for the Nine Months Ended September 30, 2011 and 2010	5
Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 4 – Controls and Procedures	17

PART II. OTHER INFORMATION

ITEM 1 – Legal Proceedings	18

ITEM 6 – Exhibits and Reports on Form 8-K	19

Signature	21

Officer Certification

MANGO CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$89,941	$178,291
Accounts receivable	2,707	709
Prepaid expenses	-	1,417
Note receivable related party	-	600,000
Investments	129,480	463,155
Interest receivable	-	7,000
Total current assets	222,128	1,250,572

Property and equipment, net of accumulated depreciation	6,460	8,735
Goodwill	2,529,010	2,529,010
Total assets	$2,757,598	$3,788,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$283,081	$293,166
Accrued expenses	35,590	31,103
Due to related party	12,381	-
Total current liabilities	331,052	324,269

Note payable related party	2,196,137	2,171,290
Total liabilities	2,527,189	2,495,559
Stockholders’ Equity:
Preferred stock - $.001 par value; authorized, 5,000,000 shares; issued and outstanding, 20,000 shares	20	20
Common stock - $.001 par value, authorized 15,000,000 shares; issued and outstanding, 5,643,157 shares	5,643	5,643
Additional paid-in capital	90,970,468	90,946,074
Accumulated deficit	(90,745,722)	(89,658,931)
Noncontrolling interest	-	(48)
Total stockholders' equity	230,409	1,292,758
Total liabilities and stockholders' equity	$2,757,598	$3,788,317

See notes to the unaudited condensed consolidated financial statements.

MANGO CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2011	2010

Structured settlements revenue	$352,095	$-

Costs of structured settlements revenue:
Annuitant funding	242,585	-
Brokers’ fees	2,156	-
Legal and professional fees	44,157	-
Administrative fees	8,575	-
Total costs of structured settlements revenue	297,473	-
Gross profit	54,622	-

Operating expenses:
Compensation and payroll taxes	216,947	76,585
Marketing and advertising	13,283	-
Interest	8,373	-
Depreciation	825	-
Other legal and professional fees	54,611	20,008
Other	31,075	46,366
Total operating expenses	325,114	142,959

Loss from operations	(270,492)	(142,959)
Interest income	-	22,155
Gain on sale of investments	-	-
Unrealized investment gain (loss)	(12,017)	23,180

Net loss	$(282,509)	$(97,624)

Net loss per share – basic and diluted	$(0.05)	$(0.02)

Weighted average shares outstanding – basic and diluted	5,643,157	5,443,157

See notes to the unaudited condensed consolidated financial statements.

MANGO CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

Structured settlements revenue	$2,135,850	$-

Costs of structured settlements revenue:
Annuitant funding	1,611,084	-
Brokers’ fees	82,314	-
Legal and professional fees	180,898	-
Administrative fees	18,375	-
Total costs of structured settlements revenue	1,892,671	-
Gross profit	243,179	-

Operating expenses:
Compensation and payroll taxes	778,108	140,505
Marketing and advertising	228,130	-
Interest	24,847	-
Depreciation	2,275	-
Other legal and professional fees	183,533	58,191
Other	136,527	97,964
Total operating expenses	1,353,420	296,660

Loss from operations	(1,110,241)	(296,660)
Interest income	31,659	66,091
Gain on sale of investments	56,485	6,580
Unrealized investment gain (loss)	(64,646)	42,996

Net loss	$(1,086,743)	$(180,993)

Net loss per share – basic and diluted	$(0.19)	$(0.03)

Weighted average shares outstanding – basic and diluted	5,643,157	5,443,157

See notes to the unaudited condensed consolidated financial statements.

 MANGO CAPITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss	$(1,086,743)	$(180,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) loss in marketable securities	64,646	(42,996)
Stock-based compensation	24,394	3,000
Accrued interest on note payable related party	24,847	-
Depreciation	2,275	-
Gain on sale of investments	(56,485)	-
Increase (decrease) in cash from the change in:
Accounts receivable	(1,998)	1,969
Prepaid expenses and other assets	1,417	(27,558)
Accounts payable	(10,085)	(33,931)
Accrued expenses	4,487	(10,954)
Net cash used in operating activities	(1,033,245)	(291,463)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Note receivable related party	600,000	-
Interest receivable	7,000	233
Proceeds from sale of investments	325,514	73,680
Net cash provided by investing activities	932,514	73,913

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Due to related party	12,381	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(88,350)	(217,550)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	178,291	677,581
CASH AND CASH EQUIVALENTS, END OF PERIOD	$89,941	$460,031

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	NONE	NONE
Cash paid for income taxes	NONE	NONE

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

The structured settlement investment business provides liquidity to beneficiaries in the form of cash purchases of future payments to which the sellers are entitled as successful plaintiffs in personal injury, medical malpractice or other litigation.  Structured settlements refer to a contract between a plaintiff and defendant whereby the plaintiff agrees to settle a lawsuit (usually a personal injury, product liability or medical malpractice claim) in exchange for periodic payments over time.  A defendant’s payment obligation with respect to a structured settlement is usually assumed by a casualty insurance company.  This payment obligation is then satisfied by the casualty insurer through the purchase of an annuity from an insurance company which provides a high credit quality stream of payments to the plaintiff.

Our technology business currently generates no revenue and is not the main focus of management. We currently have one channel partner and we are evaluating alternate applications for our intellectual property including the possible sale or assignment of our intellectual property or seeking additional channel partners to exploit what management feels are significant intellectual property rights in this technology based society.

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

As shown in the unaudited condensed consolidated financial statements, during the nine months ended September 30, 2011 and 2010, the Company incurred net losses of $1,086,743 and $180,993, respectively. Cash used in operations during the nine months ended September 30, 2011 and 2010 was $1,033,245 and $291,463, respectively. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately attain profitability.

MANGO CAPITAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Principles of Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant intercompany balances.  The portion of net loss attributable to noncontrolling interests is presented as net loss applicable to noncontrolling interests on the unaudited condensed consolidated statements of operations, and the noncontrolling interest portion of SSI is presented as noncontrolling interest in the unaudited condensed consolidated balance sheets.  As of September 30, 2011, there is no longer a noncontrolling interest due to the incorporation of Aspyre Settlement Funding, Inc., effective January 25, 2011.

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

Stock-Based Compensation - The Company accounts for stock-based employee compensation arrangements based on the estimated grant-date fair value.  During the nine months ended September 30, 2011, the Company issued to certain officers and directors of the Company an aggregate of 972,150 options to purchase shares of the Company.  The options vest over a three year service period.  The stock options are exercisable at the date of grant, in accordance with the specified vesting schedule, and expire no later than ten years from the date of grant.

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

  MANGO CAPITAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Net Loss Per Common Share - Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects, in addition to the weighted average number of common shares, the potential dilution if common stock options were exercised into common stock and if shares of convertible preferred stock were converted into shares of common stock, unless the effects of such exercises and conversions would have been anti-dilutive. At September 30, 2011, there were 972,150 stock options and 20,000 shares of convertible preferred stock outstanding which have not been included in the calculation of diluted common shares outstanding as their effect would be anti-dilutive.

3. Property and Equipment

Property and equipment consist of the following:

September 30,
2011

Furniture and fixtures	$14,050
Computer equipment	29,809
Office equipment	9,745

53,604

Less: accumulated depreciation	47,144

$6,460

4. Income Taxes

At September 30, 2011 and December 31, 2010, the Company had no reserves for unrecognized tax benefits on the balance sheet.

There are currently no income tax examinations in progress.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company, files income tax returns in the U.S. federal jurisdiction and in the states of Pennsylvania and New York. The Company is no longer subject to U.S. federal and state and local tax examinations by tax authorities for years before 2007, although carry forward tax attributes that were generated prior to 2005 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. It is the Company’s policy to recognize interest and penalties related to income tax matters in penalty expense. For both the quarters ended September 30, 2011 and 2010, there were no amounts of interest and penalties recognized.

  MANGO CAPITAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Stock Option Plan

As part of our compensation programs offered to our employees, we grant stock options. In addition, we have engaged third-party consultants and advisors and have compensated them in the form of stock options. The Company accounts for stock-based employee compensation arrangements based on the estimated grant-date fair value.  Stock based compensation expense for the nine months ended September 30, 2011 was $24,394.

The Company currently has one stock-based compensation plan, which was ratified by the Board of Directors in January 2011 (the “2010 Plan”).  This plan provides for the issuance of up to 2,000,000 shares of common stock to employees, officers, directors and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The stock options are exercisable as specified at the date of grant and expire no later than ten years from the date of grant.  The stock options vest over a three year service period. As of September 30, 2011, there were 1,128,750 remaining options available for grant under this plan.

In January 2011, options to purchase a total of 972,150 shares of common stock were issued, 377,150 of which were due to the cancellation of options granted in 2009 and 2010:

New Grants issued under the 2010 Plan.

Directors & Executive Officers	Title	New Grants Issued	Value
Dennis M. Goett	Chairman & CEO	300,000	$33,000
Sean M. Gavin	CFO	70,000	$7,700
All Directors & Executive Officers as a Group		370,000

Non-Executive Directors	Title	New Grants Issued	Value
Elliott Singer	Director	50,000	$5,500
All Non-Executive Directors as a Group		50,000

Non-Executive Officers	Title	New Grants Issued	Value
Michael Betzig	President of wholly owned subsidiary	100,000	$11,000
Houston Winn	Chief Marketing Officer of wholly owned subsidiary	75,000	$8,250
All Non-Executive Officers as a Group		175,000

The estimated fair value of these options on the grant date is $0.11 and was determined using the Black-Scholes option pricing model. The assumptions used in the model were an estimated life of 6.25 years, volatility of 435%, dividend yield of 0.0% and a risk free interest rate of 2.76%.

There were no options exercised, forfeited or cancelled during the nine months ended September 30, 2011.  Of the options outstanding at September 30, 2011, 221,755 are exercisable.

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

The Company has presented the LawCash investment as a Level 3 asset based upon the unobservable inputs involved with the investment’s fair value.  The following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis for the nine months ended September 30, 2011 and December 31, 2010:

2011
	Level 1	Level 2	Level 3	Total
LawCash investment	$—	$—	$38,835	$38,835
Equity securities	90,645	—	—	90,645
Total	$90,645	$—	$38,835	$129,480

2010
	Level 1	Level 2	Level 3	Total
LawCash investment	$—	$—	$248,835	$248,835
Equity securities	214,320	—	—	214,320
Total	$214,320	$—	$248,835	$463,155

MANGO CAPITAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Related Party Transactions

Note receivable related party represents an amount pursuant to an agreement entered into on January 29, 2009.  Under this agreement the Company agreed to loan $600,000 to Plaintiff Holding XI LLC, a newly formed wholly owned subsidiary (the “Subsidiary”) of Plaintiff Funding Holding, Inc., d/b/a LawCash (“LawCash”).  Such $600,000 loan is evidenced by a secured promissory note issued by the Subsidiary to MangoSoft having a term of one (1) year and bearing interest at the rate of 14% per annum (the “MangoSoft Secured Note”).  The loan was renewed on January 29, 2010 with a term of one year and bearing interest at the rate of 14% per annum.  LawCash, through its various subsidiaries, is in the business of financing litigations, and the proceeds of the loan were used to fund various plaintiffs’ receivables in the normal course of LawCash’s business.  The loan maturity date was extended on January 29, 2011 for sixty (60) days and the interest rate was raised to a rate of 16.0% per annum.  We received a partial payment of $200,000 on March 24, 2011.  On March 31, 2011, the loan maturity date was extended for ninety (90) days and the interest rate remained at the rate of 16.0% per annum. On June 28, 2011, the loan was paid in full. Interest income recognized was $31,659 during the nine months ended September 30, 2011.

Due to related party represents a non-interest bearing advance from LawCash during the nine months ended September 30, 2011 that is due on demand.

Note payable related party – On December 22, 2010, SSI entered into an unsecured promissory note agreement with Plaintiff Funding Holding, Inc. in the amount of $2,170,471. The agreement provides for interest to be accrued at 1.53% per annum beginning on December 22, 2010 through December 31, 2015, payable on the maturity date.  The loan, including interest accrued, may be prepaid at any time prior to the maturity date.  Interest expense charged to operations during the nine months ended September 30, 2011 was $24,847 and is outstanding as of September 30, 2011.  Principal payable under the note agreement is to be repaid in four installments amounting to the lesser of 25% of the original note balance ($542,618) each or 10% of the operating profit of Structured Settlement Investments, LP.  The four installments are due annually beginning on December 31, 2012 through December 31, 2015.

8.   Investments

Investments include certain marketable securities with a fair value of $90,645 at September 30, 2011, which are held in a brokerage account. Fair value is determined for this investment using quoted prices in an active market. This pricing methodology applies to Level 1 investments in the fair value hierarchy.

On May 22, 2009, the Company purchased from a related party, Plaintiff Funding Holding, Inc., d/b/a LawCash (“LawCash”), for the sum of $400,000 (the “Purchase Price”), all of LawCash’s rights, title and interest in certain specified litigations that had been funded by LawCash (the “Cases”).  LawCash, through its various subsidiaries, is in the business of financing personal injury litigations, such as the Cases, and in connection therewith, receives a contingent interest in the proceeds of the potential recovery by a personal injury claimant or litigant.  In accordance with the bill of sale entered into on May 22, 2009 by the Company and LawCash pursuant to which the Company acquired the Cases (the “Bill of Sale”), LawCash will service the Cases pursuant to a master services agreement dated May 22, 2009 (the “Master Services Agreement”) and the Company is entitled to receive from the disposition of the Cases (i) the return of the Purchase Price, and (ii) a return on the Purchase Price of 14% per annum.  This investment is valued at $38,835 at September 30, 2011.  Due to the uncertainty of future cash flows, this investment is on nonaccrual status and accounted for using the cost recovery method of accounting and is classified as a Level 3 asset by the Company.

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

Since September 30, 2011, the Company felt it was necessary to put in place work force reductions, at the Company and subsidiary level, in an effort to reduce the overall administrative expenses and cost of sales. Two (2) positions have been eliminated as a result of these work force reductions. The cost savings will not be fully realized until Q1 2012 as certain expenses associated with the work force reductions (such as severance pay) will be paid in Q4. Also, in regards to the individuals that were laid off in Q3, the severance has been fully paid as of the quarter ending September 30, 2011.

The Company is in the midst of performing its annual goodwill impairment test. The initial test leads Management to believe that there will be a material goodwill impairment adjustment which will be reflected in our financial statements that will be included in our annual report on Form 10K for the year ending December 31, 2011.

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

Technology Business:
Our technology business currently generates no revenue and is not the main focus of management. We currently have one channel partner and we are evaluating alternate applications for our intellectual property including the possible sale or assignment of our intellectual property or seeking additional channel partners to exploit what management feels are significant intellectual property rights in this technology based society.

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

Workforce - At September 30, 2011, we had seven (7) employees and outsourced our legal, accounting and payroll functions.

Results of Operations – Three Months Ended September 30, 2011 and 2010

Revenues.   Our revenues increased to $352,095 in 2011 from $0 in 2010.  The reason for the increase was due to our recent acquisition of Aspyre Settlement Funding, Inc., formerly SSI.  During the three months ended September 30, 2011, the Company closed eleven (11) transactions. There were no revenues recognized from the technology business in the third quarter of 2011 or 2010.

Cost of Revenue.   Our cost of revenue increased to $297,473 in 2011 from $0 in 2010.  The reason for the increase was due to increased revenues from our structured settlement business line, which was acquired in December 2010.

Compensation and Payroll Taxes.   Our compensation and payroll taxes increased by 183% to $216,947 in 2011 from $76,585 in 2010.  The reason for the increase was due to the increase in personnel, both through organic growth and the acquisition of SSI.  During the three months ended September 30, 2011, the Company had seven (7) full-time employees compared to three (3) for the comparable period in 2010.

Marketing and Advertising Expense.   Our marketing and advertising expenses increased to $13,283 in 2011 from $0 in 2010.  The increase was primarily due to expenses related to our web-based marketing for Aspyre.

Other Legal and Professional Fees.   Our other legal and professional fees increased by 173% to $54,611 in 2011 from $20,008 in 2010.  The increase was due to accounting and computer network service expenses related to our structured settlement business line, which was acquired in December 2010.

Other Expense.   Our other expenses decreased to $31,075 from $46,366 for the nine months ended September 30, 2011. The decrease was due to acquisition costs incurred in 2010 related to our structured settlement business line.

Loss from Operations.   Our loss from operations increased $127,533 to $270,492 for the three months ended September 30, 2011 compared with a loss from operations of $142,959 for the comparable period in 2010, as a result of the above factors.

Interest Income.  Interest income decreased $22,155 to $0 for the three months ended September 30, 2011. This interest was related to our investment in LawCash, as described in Note 7 to our unaudited condensed consolidated financial statements.

Realized and Unrealized Investment Gain (Loss).  For the three months ended September 30, 2011, there was $0 in realized gains (losses) recognized from the sale of investments and $12,017 in unrealized losses from investments held at Ladenburg Thalmann. For the three months ended September 30, 2010, there was $0 in realized gains (losses) on the sale of investments and $23,180 in unrealized gains from investments held at Ladenburg Thalmann.

Results of Operations – Nine months Ended September 30, 2011 and 2010

Revenues.   Our revenues increased to $2,135,850 in 2011 from $0 in 2010.  The reason for the increase was due to our recent acquisition of Aspyre Settlement Funding, Inc., formerly SSI.  During the nine months ended September 30, 2011, the Company closed thirty-one (31) transactions. There were no revenues recognized from the technology business during the nine months ended September 30, 2011 and 2010.

Cost of Revenue.   Our cost of revenue increased to $1,892,671 in 2011 from $0 in 2010.  The reason for the increase was due to increased revenues from our structured settlement business line, which was acquired in December 2010.

Compensation and Payroll Taxes.   Our compensation and payroll taxes increased by 454% to $778,108 in 2011 from $140,505 in 2010.  The reason for the increase was due to the increase in personnel, both through organic growth and the acquisition of SSI.  During the nine months ended September 30, 2011, the Company had seven (7) full-time employees compared to three (3) for the comparable period in 2010.

Marketing and Advertising Expense.   Our marketing and advertising expenses increased to $228,130 in 2011 from $0 in 2010.  The increase was primarily due to the production of two television advertisements for Aspyre as well as a targeted web campaign.  The commercials were completed in March and aired nationally on select, targeted television stations in Q2.

Other Legal and Professional Fees.   Our other legal and professional fees increased by 215% to $183,533 in 2011 from $58,191 in 2010.  The increase was due to accounting and computer network service expenses related to our structured settlement business line, which was acquired in December 2010.

Other Expense.   Our other expenses increased to $136,527 from $97,964 for the nine months ended September 30, 2011. The increase was due to expenses, including rent, telephone and travel, related to our structured settlement business line.

Loss from Operations.   Our loss from operations increased $813,581 to $1,110,241 for the nine months ended September 30, 2011 compared with a loss from operations of $296,660 for the comparable period in 2010, as a result of the above factors.

Interest Income.  Interest income decreased $34,432 to $31,659 for the nine months ended September 30, 2011 compared to $66,091 for the comparable period. This interest is related to our investment in LawCash, as described in Note 7 to our unaudited condensed consolidated financial statements.

Realized and Unrealized Investment Gain (Loss).  For the nine months ended September 30, 2011, there was $56,485 in realized gains recognized from the sale of investments and $64,646 in unrealized losses from investments held at Ladenburg Thalmann. For the nine months ended September 30, 2010, there was $6,580 in realized gains on the sale of investments and $42,996 in unrealized gains from investments held at Ladenburg Thalmann.

Financial Condition, Liquidity and Capital Resources

At September 30, 2011, we had a cash balance of approximately $90,000. We do not have any commercial commitments or off balance sheet financing.

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

As shown in the unaudited condensed consolidated financial statements, during the nine months ended September 30, 2011 and 2010, we recognized net losses of $1,086,743 and $180,993, respectively. Cash used in operations during the nine months ended September 30, 2011 and 2010 was $1,033,245 and $291,463, respectively. These factors, among others, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with our executive officers, Dennis M. Goett in his role as Chief Executive Officer and President and Sean M. Gavin in his role as Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that our disclosure controls and procedures are not effective as of September 30, 2011.

We have not made any changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 14, 2011	MANGO CAPITAL, INC.

/S/ Dennis M. Goett
Dennis M. Goett
Chief Executive Officer

November 14, 2011	MANGO CAPITAL, INC.

/S/ Sean M. Gavin
Sean M. Gavin
Chief Financial Officer